Form 10-Q
period 2020-09-30
Atlantic Avenue Acquisition Corp
filed 2020-11-12
CIK 1819510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number: 001-39582

ATLANTIC AVENUE ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Delaware	85- 2200249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Atlantic Street
Stamford, Connecticut 06902
(Address of principal executive offices) (Zip Code)

(203) 989-9709
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	ASAQ.U	New York Stock Exchange

Class A common stock, par value $0.0001 per share	ASAQ	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	ASAQ WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of November 12, 2020, 25,000,000 shares of Class A common stock, par value $0.0001 per share and 7,187,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Atlantic Avenue Acquisition Corp

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements (Unaudited)

ATLANTIC AVENUE ACQUISITION CORP

CONDENSED BALANCE SHEET
SEPTEMBER 30, 2020
(Unaudited)

Assets
Cash	$410,006
Deferred Offering Costs	666,870
Total Assets	$1,076,876

Liabilities and Stockholders’ Equity
Accrued offering cost and expenses	$6,076
Promissory note - related parties	183,143
Total Current Liabilities	189,219
Deferred legal fees	570,478

Proceeds from Private Placement Warrants received in advance	300,000
Total Liabilities	1,059,697

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2020(1)	719
Additional paid-in capital	24,281
Accumulated deficit	(7,821)
Total Stockholders’ Equity	17,179
Total Liabilities and Stockholders’ Equity	$1,076,876

(1)  Includes up to 937,500 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (See Note 7).

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(Unaudited)

Formation and operating costs	$7,826

Loss from operations	(7,826)

Other income
Interest income	5
Total other income	5

Net loss	$(7,821)

Basic and diluted weighted average shares outstanding(1)	$6,250,000
Basic and diluted net loss per share	$(0.00)

(1)  Excludes up to 937,500 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (See Note 7).

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(Unaudited)

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of July 27, 2020 (inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor and ASA Co-Investment LLC	7,187,500	719	24,281	—	25,000
Net loss	—		—	(7,821)	(7,821)
Balance as of September 30, 2020	7,187,500	$719	$24,281	$(7,821)	$17,179

(1)  Includes up to 937,500 Class B shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (See Note 7).

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash flows from operating activities:
Net loss	$(7,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs included in accrued offering costs and expenses	6,076
Net cash used in operating activities	(1,745)

Cash flows from financing activities:
Proceeds from issuance of founder shares	25,000
Proceeds from pre-payment of private placement	300,000
Proceeds from issuance of promissory note to related party	183,143
Payments of offering costs	(96,392)
Net cash provided by financing activities	411,751

Net change in cash	410,006
Cash, beginning of the period	—
Cash, end of the period	$410,006

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Deferred offering cost included in deferred legal fees	$570,478

The accompanying notes are an integral part of the condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Atlantic Avenue Acquisition Corp (formerly known as “Atlantic Street Acquisition Corp”) (the “Company”) is a newly organized blank check company incorporated in Delaware on July 27, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns.

The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As of September 30, 2020, the Company had not yet commenced operations. All activity through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Subsequent to September 30, 2020, the registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on October 1, 2020 (the “Effective Date”). On October 6, 2020,  the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering on October 6, 2020, the Company consummated the sale of an aggregate of 7,000,000 private warrants (the “Private Placement Warrant”) to Atlantic Avenue Partners LLC (the “Sponsor”), ASA Co-Investment LLC (“ASA Co-Investment”) and the Company’s independent directors, generating gross proceeds to the Company of $7,000,000, which is described in Note 4.

Transaction costs amounted to $5,886,260 consisting of $5,000,000 of underwriting discount and $886,260 of other offering costs. In addition, $1,892,263 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes as of October 6, 2020.

Following the closing of the Initial Public Offering on October 6, 2020, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrant was placed in a trust account (the “Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation or (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from October 6, 2020 (the “Combination Period”), the closing of the Initial Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Because the Company’s securities are listed on the New York Stock Exchange (the “NYSE”), the Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including a portion of the proceeds of the Private Placement Warrants, will be held in a Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the SEC. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (initially approximately $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the marketing fee the Company will pay to the underwriters (as discussed in Note 6).

These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor, ASA Co-Investment and any other holders of the Company’s common stock prior to the Initial Public Offering (the “initial stockholders”) have agreed not to propose an amendment to the Company’s amended and restated certificate of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their marketing fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2. Summary of Significant Accounting Policies

Basis of presentation and liquidity

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on October 5, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on October 7, 2020 and October 13, 2020. The interim results for the period from July 27, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for period ending December 31, 2020 or for any future periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of September 30, 2020.

Deferred offering costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $5,886,260 were charged to stockholders’ equity upon the completion of the Initial Public Offering. As of September 30, 2020, there was $666,870 of costs, classified as deferred offering costs, in the accompanying condensed balance sheet (see Note 1).

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The deferred income tax assets and liabilities are considered de minimis as of September 30, 2020.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The provision for income taxes was deemed to be de minimis for the period from July 27, 2020 (inception) through September 30, 2020.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture by the initial stockholders. Weighted average shares were reduced for the effect of an aggregate of 937,500 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

Management is currently continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Initial Public Offering

On October 6, 2020, the Company sold 25,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4. Private Placement

Simultaneously with the closing of the Initial Public Offering on October 6, 2020, the Sponsor purchased an aggregate of 3,950,000 Private Placement Warrants, ASA Co-Investment purchased an aggregate of 2,750,000 Private Placement Warrants and the Company’s independent directors purchased an aggregate of 300,000 Private Placement Warrants, at a price of $1.00 per unit, for an aggregate purchase price of $7,000,000. In September 2020, the Company received in advance $300,000 from its independent directors for the purchase of the Private Placement Warrants. Upon the closing, a portion of the $7,000,000 proceeds from the Private Placements were added to the net proceeds from the Initial Public Offering held in the Trust Account.

Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share.

Note 5. Related Party Transactions

Founder Shares

On August 5, 2020, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor and ASA Co-Investment (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000. The founders have agreed to forfeit an aggregate of up to 937,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. If the Company increases or decreases the size of the offering, the Company will effect a stock dividend or share contribution back to capital, as applicable, immediately prior to the consummation of the Initial Public Offering in such amount as to maintain the number of Founder Shares at 20.0% of the Company’s issued and outstanding common stock upon the consummation of the Initial Public Offering. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment (see Note 7).

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (c) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of its public stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Notes—Related Parties

The Sponsor and ASA Co-Investment have agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the Initial Public Offering, with the Sponsor loaning up to $182,143 and ASA Co-Investment loaning up to $117,857. The promissory notes are non-interest bearing, unsecured and due on the earlier of June 30, 2021 and the closing of the Initial Public Offering. As of September 30, 2020, the Company had drawn down $183,143 under the promissory notes. The borrowings outstanding under the notes in the amount of $183,143 were repaid upon the consummation of the Initial Public Offering on October 6, 2020.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 1, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of  $10,000 per month for office space, administrative and support services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2020, no Working Capital Loans were outstanding.

Note 6. Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement signed October 1, 2020. The holders of these securities are entitled to make up to three demands (ASA Co-Investment will be entitled to one demand in accordance with FINRA Rules), excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, ASA Co-Investment may not exercise its demand or “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement related to the Initial Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters have a 45-day option beginning October 6, 2020 to purchase up to an additional 3,750,000 units to cover over-allotments, if any.

On October 6, 2020, the underwriters were paid a cash underwriting fee of 2% of the gross proceeds of the Initial Public Offering, which would increase to an aggregate of $5,750,000 if the underwriters’ over-allotment is exercised in full.

Business Combination Marketing Agreement

The Company has engaged the underwriters as advisors in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters a cash fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of Initial Public Offering, including any proceeds from the full or partial exercise of the over-allotment option.

Deferred Legal Fees

The Company obtained legal advisory service from a legal counsel firm in connection with the Initial Public Offering and agreed to pay $570,478 of their fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the accompanying balance sheet.

Note 7. Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At September 30, 2020, there are no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share on each matter on which they are entitled to vote. The Company issued 7,187,500 Class B common stock as of September 30, 2020. Of the 7,187,500 shares of Class B common stock, an aggregate of up to 937,500 shares are subject to forfeiture to the Company by the founders for no consideration to the extent that the underwriters’ over-allotment option is not exercised, so that the number of shares of Class B common stock will collectively equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The Class B common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis.

Only holders of the Founder Shares will have the right to elect all of the Company’s directors prior to the initial Business Combination. Otherwise, holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law or the applicable rules of the NYSE then in effect.

In the case that additional Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B common stock shall convert into Class A common stock will be adjusted (unless the holders of a majority of the outstanding Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, 20% of the sum of the total number of all common stock outstanding upon the completion of the Initial Public Offering plus all Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share. At September 30, 2020, there are no shares of preferred stock issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants will be non-redeemable (except under scenario 2 below) so long as they are held by the initial purchasers or such purchasers’ permitted transferees, (iii) the Private Placement Warrants may be exercised by the holders on a cashless basis, and (iv) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants are entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption:

1. For cash:
•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption; and
•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

2. For class A common stock (commencing 90 days after the warrants become exercisable):
•	in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to a table included in the warrant agreement, based on the redemption date and the fair market value of Class A common stock;

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to warrant holders;

•	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants; and
•
if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

If the Company calls the Public Warrants for redemption under scenario 1 above, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. If the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a newly issued price of less than $9.20 per share of common stock, then the exercise price of the warrants will be adjusted to be equal to 115% of the newly issued price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. In such a situation, the warrants would expire worthless.

Note 8. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 12, 2020. Other than as described in these unaudited condensed financial statements in relation to the repayment of the Notes (Note 5) and the Initial Public Offering (Note 3) and related transactions, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “us”, “our” or the “Company” are to Atlantic Avenue Acquisition Corp, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a newly incorporated blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Simultaneously with the closing of the Initial Public Offering, Atlantic Avenue Partners LLC (the “Sponsor”) purchased an aggregate of 3,950,000 Private Placement Warrant, ASA Co-Investment LLC (“ASA Co-Investment”) purchased an aggregate of 2,750,000 Private Placement Warrants and our independent directors purchased an aggregate of 300,000 Private Placement Warrants, at a price of $1.00 per unit, for an aggregate purchase price of $7,000,000. In September 2020, we received in advance $300,000 from our independent directors for the purchase of the Private Placement Warrants. A portion of the $7,000,000 proceeds from the Private Placements were added to the net proceeds from the Initial Public Offering held in the Trust Account.

In September 2020, our independent directors purchased, in advance, an aggregate of 300,000 Private Placement Warrants, at a price of $1.00 per unit, for an aggregate purchase price of $300,000. Simultaneously with the closing of the Initial Public Offering on October 6, 2020, the proceeds from the Private Placements were added to the net proceeds from the Initial Public Offering held in the Trust Account.

As indicated in the accompanying financial statements, as of September 30, 2020 we held cash of $410,006 and deferred offering costs of $666,870. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 27, 2020 (inception) through September 30, 2020, we had a net loss of $7,821 which consisted of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $410,006. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and ASA Co-Investment, loans from the Sponsor and ASA Co-Investment and the $300,000 proceeds received in advance from our independent directors for the purchase of Private Placement Warrants.

Subsequent to the quarterly period covered by this Quarterly Report, on October 6, 2020, we consummated the Initial Public Offering of 25,000,000 Units, at $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 7,000,000 private warrants (the “Private Placement Warrant”) to the Sponsor and ASA Co-Investment and our independent directors, at a price of $1.00 per warrant, generating gross proceeds to us of $7,000,000 (including the $300,000 received in advance from our independent directors).

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $250,000,000 was placed in the Trust Account. We incurred $5,886,260 in transaction costs, including $5,000,000 of underwriting fees and $886,260 of other costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or its affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we may become obligated to redeem a significant number of ours public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

 Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of September 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on October 5, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2020, we issued an aggregate of 7,187,500 shares of Class B ordinary shares to our Sponsor and ASA Co-Investment for an aggregate purchase price of $25,000, in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The proceeds are to be used for formation and offering costs and to fund working capital needs of the Company.

On October 5, 2020, we consummated the Initial Public Offering of 25,000,000 units at $10.00 per unit, generating gross proceeds of $250.0 million.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 7,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant with our Sponsor, ASA Co-Investment and our independent directors pursuant to the exemption from the registration contained in Section 4(a)(2) of the Securities Act, which generated gross proceeds of $7.0 million. The proceeds are to be used for formation and offering costs and to fund working capital needs of the Company.

We paid $5.0 million in underwriting discounts and commissions and $886,260 for other costs related to the Initial Public Offering.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheet; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Avenue Acquisition Corp

	By:	/s/ Barry Best
Barry Best
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 12, 2020