Form 10-K/A
period 2020-12-31
Atlantic Avenue Acquisition Corp
filed 2021-06-15
CIK 1819510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

I

EXPLANATORY NOTE

Atlantic Avenue Acquisition Corp (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures as of, and for the period from July 27, 2020 (date of inception) to December 31, 2020. This Form 10-K/A also amends certain other items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the staff (the “Staff”) of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the statement, the Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. In connection with such statement, the Company revisited its accounting for its public warrants and private placement warrants issued in connection with the Company’s initial public offering, and determined that they should be treated as derivative liabilities pursuant to ASC 815-40 rather than as components of equity as the Company had previously treated the warrants.

As a result of the foregoing, on May 24, 2021, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after consultation with management, concluded that the Company’s audited financial statements as of and for the period from July 27, 2020 (inception) through December 31, 2020 and its audited balance sheet as of October 6, 2020 (together, the “Affected Periods”), as reported in the Original Report and Form 8-K filed on October 13, 2020, should no longer be relied upon because of the errors identified therein.

As a result, investors, analysts and other persons should not rely upon the Company’s previously released financial statements and other financial data for the Affected Periods. Similarly, the related Report of Independent Registered Public Accounting Firm on the financial statements for the Affected Periods, and any stockholder communications, investor presentations or other communications describing relevant portions of our financial statements for the Affected Periods that need to be restated should no longer be relied upon. Accordingly, the Company is filing this Amendment No. 1 to its Original Report that restates our audited financial statements as of, and for the period from July 27, 2020 (date of inception) to December 31, 2020 solely as a result of the SEC Staff Statement.

These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total cash flows.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events other than the SEC Staff Statement. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

As more fully discussed in “Management-Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in our industry and others of which are more specific to our own businesses. The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•
We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

•	Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

•	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

•
There have been and may in the future be changes to current accounting practices for SPACs, which could result in further changes to our financial statements and disclosures, and which could have a material adverse impact.

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we re-evaluated the accounting treatment of our 19,500,000 warrants issued in connection with our initial public offering (including the 12,500,000 warrants included in the units and the 7,000,000 private placement warrants), and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this annual report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls, and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this annual report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. On May 24, 2021, our Audit Committee authorized management to restate our audited financial statements as of, and for the period from July 27, 2020 (date of inception) to December 31, 2020, and, accordingly, management concluded that the control deficiency that resulted in the incorrect classification of our warrant constituted a material weakness as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may cause us to be unable to comply with securities law or applicable NYSE requirements, adversely affect investor confidence in us and/or materially and adversely affect our business and operating results. Any required remediation measures may be time consuming and costly and there is no assurance that any measures taken to date or any such measures taken in the future will ultimately have the intended effects, including to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, our management and our Audit Committee concluded that it was appropriate to restate our previously issued audited financial statements as of, and for the period from July 27, 2020 (date of inception) to December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement related to the accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

There have been and may in the future be changes to current accounting practices for SPACs, which could result in further changes to our financial statements and disclosures, and which could have a material adverse impact.

Recently, there have been changes to the accepted accounting for SPACs.  For example, on April 12, 2021, the SEC Staff issued the SEC Staff Statement, which resulted in the warrants and other related instruments issued by many SPACs, including us, being classified as liabilities rather equity.  Further changes in the accepted accounting treatment of features related to SPACs may occur in the future. Changes or differing interpretations in the accepted accounting practices related to SPACs could result in the recognition of additional accounting errors in previously issued financial statements, further restatements of previously issued audited financial statements, the filing of notices that previously issued financial statements may not be relied upon, and additional findings of material weaknesses and significant deficiencies in internal controls over financial reporting, all or any of which could have a material adverse impact on us.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would typically require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. Please see the section entitled “Item 1. Business-Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information

If we seek stockholder approval of our initial business combination, our founders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

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

If we have not completed our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by stockholders may be less than $10.00 per share.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business-Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeemed and, in the event we seek stockholder approval of our initial business combination, we make purchases of our Class A common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 24 months following the closing of the IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

As of December 31, 2020, we held $1,527,662 outside the trust account. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to, or invest in, us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

In light of the involvement of our founders, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our founders, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management-Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our founders, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantial discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business-Selection of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our founders, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

For the period from July 27, 2020 (inception) through December 31, 2020, we had a net loss of $2,302,514, which included a non-cash expense of $1,831,450 for unrealized loss on change in fair value of warrants.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 12,500,00 warrants to purchase shares of Class A common stock to investors in our Initial Public Offering and issued 7,000,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private placement warrants were initially valued at their purchase price ($1.00 per warrant). Their value as of December 31, 2020 was determined using a Monte Carlo Simulation. The public warrants were initially valued using a Monte Carlo Simulation. Their value as of December 31, 2020 was determined based on the closing market price of the public warrants as of that date.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 25, 2021, we filed our original Annual Report on Form 10-K for the period ended December 31, 2020. Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in connection with the preparation of this Form 10-K/A, our management re-evaluated, with participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in this Form 10-K/A, our disclosure controls and procedures were not effective as of December 31, 2020. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on October 6, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the October 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Atlantic Avenue Partners LLC(2)(3)	4,565,000	15.4%
Glazer Capital, LLC(4)	2,484,400	9.9%
Citadel Advisors LLC (5)	1,567,423	6.3%
Ashok Nayyar (2)(3)	4,565,000	15.4%
David Gelobter	-	-
Michael Zimmerman	-	-
Barry Best	-	-
James Dubin	145,000	*
Thomas Neff	145,000	*
Robert Halmi	145,000	*
Mark Field	-	-
All officers and directors as a group (8 individuals)	5,000,000	16.7%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2200 Atlantic Street, Stamford, Connecticut 06902.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ATLANTIC AVENUE ACQUISITION CORP
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheet as of December 31, 2020 (As Restated)	F-2
Statement of Operations for the period from July 27, 2020 (Inception) through December 31, 2020 (As Restated)	F-3
Statement of Stockholders’ Equity for the period from July 27, 2020 (Inception) through December 31, 2020 (As Restated)	F-4
Statement of Cash Flows for the period from July 27, 2020 (Inception) through December 31, 2020 (As Restated)	F-5
Notes to Financial Statements (As Restated)	F-6 – F-21

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)  (the “Public Statement”) on April 12, 2021, which discusses  the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments.  Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York
June 14, 2021

ATLANTIC AVENUE ACQUISITION CORP

BALANCE SHEET
DECEMBER 31, 2020

(AS RESTATED)

Assets:
Current assets
Cash	$1,527,662
Prepaid expense	246,814
Total current assets	1,774,476
Investments held in Trust Account	250,004,549
Total Assets	$251,779,025

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities
Accounts payable and accrued expenses	$176,057
Total current liabilities	176,057
Warrant liabilities	21,370,200
Deferred legal fees	640,067
Total liabilities	22,186,324

Commitments
Class A common stock subject to possible redemption, 22,459,270 shares at $10.00 per share	224,592,700

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 2,540,730 issued and outstanding, excluding 22,459,270 shares subject to possible redemption	254
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	7,301,636
Accumulated deficit	(2,302,514)
Total stockholders’ equity	5,000,001

Total Liabilities and Stockholders’ Equity	$251,779,025

The accompanying notes are an integral part of these financial statements.

ATLANTIC AVENUE ACQUISITION CORP

STATEMENT OF OPERATIONS

For the period from July 27, 2020 (Inception) through December 31, 2020

(AS RESTATED)

Formation and operating costs	$180,497
Loss from operations	(180,497)

Other income (expense)
Interest Income	4,658
Offering expense allocated to warrant issuance	(295,225)
Unrealized loss on change in fair value of warrants	(1,831,450)
Total other income (expense)	(2,122,017)

Net loss	$(2,302,514)

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000
Basic and diluted net income per share, Class A common stock	$0.00

Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000
Basic and diluted net loss per share, Class B common stock	$(0.37)

The accompanying notes are an integral part of these financial statements.

ATLANTIC AVENUE ACQUISITION CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from July 27, 2020 (Inception) through December 31, 2020

(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance as of July 27, 2020 (Inception)	- -	-	-	-	-	-	-
Issuance of Class B Common Stock to founders	-	$-	7,187,500	$719	$24,281	$-	$25,000
Forfeiture of Class B common stock	-	-	(937,500)	(94)	94	-	-
Sale of 25,000,000 Units on October 6, 2020 through public offering, net of fair value of Public Warrant liabilities	25,000,000	2,500	-	-	237,458,750	-	237,461,250
Underwriters’ discount	-	-	-	-	(4,749,225)	-	(4,749,225)
Other offering costs	-	-	-	-	(841,810)	-	(841,810)
Net loss	-	-	-	-	-	(2,302,514)	(2,302,514)
Shares subject to possible redemption	(22,459,270)	(2,246)	-	-	(224,590,454)	-	(224,592,700)
Balance as of December 31, 2020	2,540,730	$254	6,250,000	$625	$7,301,636	$(2,302,514)	$5,000,001

The accompanying notes are an integral part of these financial statements.

ATLANTIC AVENUE ACQUISITION CORP

STATEMENT OF CASH FLOWS

For the period from July 27, 2020 (Inception) through December 31, 2020

(AS RESTATED)

Cash flows from operating activities:
Net loss	$(2,302,514)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,549)
Unrealized loss on change in fair value of warrants	1,831,450
Offering expense allocated to warrant issuance	295,225
Changes in operating assets and liabilities:
Prepaid expense	(246,814)
Accounts payable and accrued expenses	176,057
Net cash used in operating activities	(251,145)

Cash flows from investing activities:
Investment held in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of offering costs	244,753,807
Proceeds from issuance of Private Placement Warrants	7,000,000
Net cash provided by financing activities	251,778,807

Net change in cash	1,527,662
Cash, beginning of the period	-
Cash, end of period	$1,527,662

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Change in value of Class A common stock subject to possible redemption	$(1,992,940)
Initial value of Class A common stock subject to possible redemption	$226,585,640
Deferred legal fee payable charged to additional paid in capital	$640,067

The accompanying notes are an integral part of these financial statements.

ATLANTIC AVENUE ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

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

Public Offering

On October 6, 2020, the Company consummated the Public Offering of 25,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 4.

Simultaneously with the closing of the Public Offering on October 6, 2020, the Company consummated the sale of an aggregate of 7,000,000 private warrants (the “Private Placement Warrants”) to Atlantic Avenue Partners LLC (the “Sponsor”), ASA Co-Investment LLC (“ASA Co-Investment”) and the Company’s independent directors, generating gross proceeds to the Company of $7,000,000, which is described in Note 5.

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company allocates the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to stockholders’ equity. Accordingly, as of December 31, 2020, the Company incurred offering costs in the aggregate of $5,886,260 of which $5,591,035 have been charged to stockholders’ equity and $295,225 was allocated to the public warrants and was expensed immediately.

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

The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the SEC. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (initially approximately $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the marketing fee the Company will pay to the underwriters (as discussed in Note 8).

If the Company is unable to complete a Business Combination within the Combination Period (as defined below in Note 4), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their marketing fee (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had cash of $1,527,662.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, in addition to the access of the Working Capital Loans (as defined below in Note 6),  the Company may need to obtain other financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete the Business Combination because the Company does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of October 1, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company re-evaluated the accounting treatment of (i) the 12,500,000 Public Warrants (as defined in Note 4) and (ii) the 7,000,000 Private Placement Warrants (as defined in Note 5). The Company previously accounted for the both the Public and Private Placement Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. [$295.225 of offering costs were allocated to the Warrants.]

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued balance sheet as of October 6, 2020 as previously reported in its Form 8-K, and audited financial statements as of December 31, 2020 and for the period from July 27, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Reported	Adjustment	As Adjusted
Balance Sheet at October 6, 2020
Warrant liabilities	$-	$19,538,750	$19,538,750
Total liabilities	1,054,164	19,538,750	20,592,914
Common stock subject to possible redemption	246,124,390	(19,538,750)	226,585,640
Class A common stock	39	195	234
Class B common stock	719	-	719
Additional paid-in capital	5,013,593	295,030	5,308,623
Accumulated deficit	$(14,344)	$(295,225)	$(309,569)
Total stockholders’ equity	5,000,007	-	5,000,007
Number of shares subject to redemption	24,612,439	(1,953,875)	22,658,564

Balance Sheet at December 31, 2020	As Reported	Adjustment	As Adjusted
Warrant Liabilities	$-	$21,370,200	$21,370,200
Total liabilities	816,124	21,370,200	22,186,324
Common stock subject to possible redemption	245,962,900	(21,370,200)	224,592,700
Class A common stock	40	214	254
Class B common Stock	625	-	625
Additional paid-in capital	5,175,175	2,126,461	7,301,636
Total stockholders’ equity	5,000,001	-	5,000,001
Number of shares subject to redemption	24,596,290	(2,137,020)	22,459,270

Statement of Operations for the period from July 27, 2020 (inception) through December 31, 2020	As Reported	Adjustment	As Adjusted
Loss from operations	$(180,497)	$-	$(180,497)
Other (expense) income:
Unrealized loss on change in fair value of warrants	$-	$(1,831,450)	$(1,831,450)
Offering expense allocated to warrant issuance	-	(295,225)	(295,225)
Interest income	$4,658	$-	$4,658
Total other (expense) income	4,658	(2,126,675)	(2,122,017)
Net loss	$(175,839)	$(2,126,675)	$(2,302,514)

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	-	25,000,000
Basic and diluted net income per share, Class A common stock	-	-	-
Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	-	6,250,000
Basic and diluted net loss per share, Class B common stock	(0.03)	(0.34)	(0.37)

Statement of Cash Flows for the period from July 27, 2020 (inception) through December 31, 2020	As Reported	Adjustment	As Adjusted
Net loss	$(175,839)	$(2,126,675)	$(2,302,514)
Unrealized loss on change in fair value of warrants	-	1,831,450	1,831,450
Offering expense allocated to warrant issuance	-	295,225	295,225
Net cash used in operating activities	(251,145)	-	(251,145)
Net cash used in investing activities	(250,000,000)	-	(250,000,000)
Net cash provided by financing activities	251,778,807	-	251,778,807
Net change in cash	1,527,662	-	1,527,662

Supplemental Non-cash financing activities disclosure:
Initial value of Class A common stock subject to possible redemption	246,124,390	(19,538,750)	226,585,640
Change in value of Class A common stock subject to possible redemption	(161,490)	(1,831,450)	(1,992,940)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

 Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held no cash equivalents as of December 31, 2020.

Investments Held in Trust Account

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

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of December 31, 2020 due to the short maturities of such instruments.

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 7 for additional information on assets and liabilities measured at fair value.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 22,459,270 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) Public Offering, and (ii) Private Placement (as defined below in Note 5) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 19,500,000 shares of Class A common stock in the aggregate. As a result, diluted loss per common share is the same as basic loss per share for the period presented.

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

	For the Period from July 27, 2020 (Inception) through December 31, 2020
Redeemable Class A common stock subject to possible redemption
Numerator: Net income allocable to Redeemable Class A common stock	$
Interest income on investments held in trust account		4,087
Less: interest available to be withdrawn for payment of taxes		-
Net income allocable to Redeemable Class A common stock		$4,087
Denominator: Weighted Average Redeemable Class A common stock
Basic and diluted weighted average shares outstanding, Redeemable Class A common stock		25,000,000
Basic and Diluted net income per share, Redeemable Class A common stock		$0.00

Non-Redeemable Class B common stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss		$(2,302,514)
Redeemable Net Earnings		(4,087)
Non-Redeemable Net Loss		$(2,306,601)
Denominator: Weighted Average Non-Redeemable Class B common stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B common stock		6,250,000
Basic and diluted net loss per share, Non-Redeemable Class B common stock		$(0.37)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs allocated to warrant liabilities are expensed, and offering costs allocated to the Class A common stock are charged to the shareholders’ equity.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of income. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the common stock.

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

NOTE 4 — INITIAL PUBLIC OFFERING

On October 6, 2020, the Company sold 25,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

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

Warrants

As of December 31, 2020, there were 19,500,000 warrants outstanding, including 12,500,000 public warrants and 7,000,000 private warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 3,950,000 warrants (“Private Placement Warrants”), ASA Co-Investment purchased an aggregate of 2,750,000 Private Placement Warrants and the Company’s independent directors purchased an aggregate of 300,000 Private Placement Warrants, at a price of $1.00 per unit, for an aggregate purchase price of $7,000,000 (the “Private Placement”). A portion of the proceeds from the Private Placements were added to the net proceeds from the Public Offering held in the Trust Account.

Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — RECURRING FAIR VALUE MEASUREMENTS

Warrant Liability

At December 31, 2020, the Company’s warrant liability was valued at $21,370,200. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market funds held in Trust Account	250,004,549	250,004,549	-	-
	$250,004,549	$250,004,549	$-	$-
Liabilities:
Warrant Liabilities—Public Warrants	$13,750,000	$13,750,000	$-	$-
Warrant Liabilities—Private Placement Warrants	7,620,200	-	-	7,620,200
	$21,370,200	$13,750,000	$-	$7,620,200

The following table sets forth a summary of the changes in the fair value of the warrant liability for the period from July 27, 2020 (Inception) through December 31, 2020:

	Public Warrant Liabilities	Private Warrant Liabilities	Warrant Liabilities
Fair value as of July 27, 2020 (Inception)	$-	$-	$-
Initial fair value of warrant liability upon issuance at October 6, 2020 (initial measurement)	12,538,750	7,000,000	19,538,750
Revaluation of warrant liability included in other income within the statement of income for the period from October 6, 2020 (initial measurement) through December 31, 2020	1,211,250	620,200	1,831,450
Fair value as of December 31, 2020	$13,750,000	$7,620,200	$21,370,200

The Private Placement Warrants were initially valued at purchase price, since the Company noted that the Private Placement Warrants were purchased substantially concurrently with the consummation of the IPO on the Valuation Date, providing a robust indication of fair value given the transaction in the Private Placement Warrants occurred on or about the Valuation Date. At December 31, 2020, the Private Placement Warrants were valued using a Monte Carlo Model. The Private Placement Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The Monte Carlo Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of December 31, 2020 was derived from the historical volatility of similar SPACs at a similar stage in their life cycle.

A Monte Carlo Simulation Method was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, including December 31, 2020, the closing price of the public warrants was used as the fair value as of each relevant date.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of December 31, 2020 was $13,750,000 which was determined based on then current trading price of the Public Warrants.

 The key inputs into the Monte Carlo simulation for the Public and Private Placement Warrants were as follows:

Input	October 6, 2020 (Initial Measurement)	December 31, 2020
Stock price	$9.87	$10.08
Exercise price	$11.50	$11.50
Risk free rate	0.76%	0.93%
Trading days per year	252	252
Annual volatility	17.5%	15.0%
Time to exercise (years)	5.75	5.5

The following table provides a reconciliation of changes in fair value of the initial balance and ending balance for warrants classified as Level 3:

Beginning balance	$—
Initial classification of Public Warrants at fair value on October 6, 2020	12,538,750
Public Warrants reclassified to level 1 (1)	(13,750,000)
Change in fair value	1,211,250
Private Warrants reclassified to Level 3(1)	7,000,000
Change in fair value	620,200
Fair value at December 31, 2020	$7,620,200

(1)	Assumes the Public Warrants and Private Warrants were reclassified on December 31, 2020

The Company’s use of models required the use of subjective assumptions:

•
The expected term was determined to be 5.75 years assuming the Company takes nine months after the valuation date to complete a business combination. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•
The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar SPACs at a similar stage in their life cycle. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

Underwriters Agreement

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of December 31, 2020, there were 2,540,730 shares of Class A common stock issued and outstanding, excluding 22,459,270 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 30,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Company’s Class B common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of December 31, 2020, there were 6,250,000 shares of Class B common stock issued and outstanding. The Class B common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis.

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

NOTE 10 — INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/startup expenses	$17,735
Federal net operating loss	19,192
Total deferred tax asset	36,927
Valuation allowance	(36,927)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	36,927

State
Current	—
Deferred	—
Change in valuation allowance	(36,927)
Income tax provision	$—

As of December 31, 2020, the Company has $91,389 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from July 27, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $36,927.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the period from July 27, 2020 (inception) through December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Offering expense allocated to warrant issuance cost	(16.7)%
Unrealized loss on change in fair value of warrants	(2.7)%
Change in valuation allowance	(1.6)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, other than the restatement described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4). (1)
4.4	Warrant Agreement, dated October 1, 2020, between the Company and Continental Stock Transfer & Trust Company. (1)
4.5	Description of registrant’s securities. (3)
10.1	Investment Management Trust Agreement, dated October 1, 2020, between the Company and Continental Stock Transfer & Trust Company. (1)
10.2	Registration Rights Agreement, dated October 1, 2020, among the Company, the Sponsor and certain other security holders named therein. (1)
10.3	Private Placement Warrants Purchase Agreement, dated October 1, 2020, between the Company and the Sponsor. (1)
10.4	Private Placement Warrants Purchase Agreement, dated October 1, 2020, between the Company and ASA Co-Investment LLC. (1)
10.5	Private Placement Warrants Purchase Agreement, dated October 1, 2020, between the Company and James Dubin. (1)
10.6	Private Placement Warrants Purchase Agreement, dated October 1, 2020, between the Company and Thomas Neff. (1)
10.7	Private Placement Warrants Purchase Agreement, dated October 1, 2020, between the Company and Robert Halmi. (1)
10.8	Administrative Services Agreement, dated October 1, 2020, between the Company and MC Credit Partners LP. (1)
10.9	Form of Letter Agreement, dated October 1, 2020, between the Company and the Sponsor, the Company and ASA Co-Investment LLC and the Company and each of its officers and directors. (1)
10.10	Form of Indemnity Agreement, dated October 1, 2020, between the Company and each of its officers and directors. (1)
10.11	Business Combination Marketing Agreement, dated October 1, 2020, between the Company and the underwriters party thereto. (1)
10.12	Promissory Note, dated August 5, 2020, issued to Atlantic Avenue Partners LLC. (2)
10.13	Promissory Note, dated August 5, 2020, issued to ASA Co-Investment LLC. (2)
10.14	Securities Subscription Agreement, dated August 5, 2020, between the Company and Atlantic Avenue Partners LLC. (2)
10.15	Securities Subscription Agreement, dated August 5, 2020, between the Company and ASA Co-Investment LLC. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document (4)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

*	Filed herewith

**	Furnished herewith

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on October 7, 2020 and incorporated by reference herein.

(2) Previously filed as an exhibit to our Form S-1 (File No.333-248782) initially filed on September 14, 2020 and incorporated by reference herein.

(3) Previously filed as an exhibit to our Original Report filed on March 25, 2021 and incorporated by reference herein.

(4) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Avenue Acquisition Corp

	By:	/s/ Barry Best
Barry Best
Chief Financial Officer
Date: June 15, 2021