Form 10-Q
period 2021-03-31
Atlantic Avenue Acquisition Corp
filed 2021-06-28
CIK 1819510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39951

Atlantic Avenue Acquisition Corp
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2200249
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2200 Atlantic Street Stamford, Connecticut	06902
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 989-9709

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	ASAQ.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	ASAQ	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable	ASAQ WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 28, 2021, 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

ATLANTIC AVENUE ACQUISITION CORP

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ATLANTIC AVENUE ACQUISITION CORP
CONDENSED BALANCE SHEETS
	March 31, 2021	December 31, 2020
	(unaudited)	(as restated)
Assets
Cash	$1,438,032	$1,527,662
Prepaid expense	206,989	246,814
Total current assets	1,645,021	1,774,476
Investments held in Trust Account	250,008,242	250,004,549
Total Assets	$251,653,263	$251,779,025

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$139,848	$176,057
Total current liabilities	139,848	176,057
Warrant liabilities	14,410,400	21,370,200
Deferred legal fees	640,067	640,067
Total liabilities	15,190,315	22,186,324

Commitments and Contingencies
Common stock subject to possible redemption, 23,146,294 shares and 22,459,270 shares at redemption value, respectively	231,462,940	224,592,700

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 1,853,706 shares and 2,540,730 shares issued and outstanding (excluding 23,146,294 shares and 22,459,270 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	185	254
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares and 6,250,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	625	625
Additional paid-in capital	431,465	7,301,636
Retained earnings (accumulated deficit)	4,567,733	(2,302,514)
Total stockholders’ equity	5,000,008	5,000,001
Total Liabilities and Stockholders’ Equity	$251,653,263	$251,779,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Formation and operating costs	$93,283
Loss from operations	(93,283)

Other income (expense)
Interest earned on investments held in trust	3,730
Unrealized gain on change in fair value of warrants	6,959,800
Total other income (expense)	6,963,530

Net income	$6,870,247

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000
Basic and diluted net income per share, Class A common stock	$0.00

Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000
Basic and diluted net income per share, Class B common stock	$1.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional	Retained earnings (accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	deficit)	Equity (Deficit)

Balance as of December 31, 2020	2,540,730	$254	6,250,000	$625	$7,301,636	$(2,302,514)	$5,000,001
Net income	-	-	-	-	-	6,870,247	6,870,247
Change in shares subject to possible redemption	(687,024)	(69)	-	-	(6,870,171)	-	(6,870,240)
Balance as of March 31, 2021	1,853,706	$185	6,250,000	$625	$431,465	$4,567,733	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021

Cash flows from Operating Activities:
Net income	$6,870,247
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,693)
Unrealized gain on change in fair value of warrants	(6,959,800)
Changes in current assets and current liabilities:
Prepaid expense	39,825
Accounts payable and accrued expenses	(36,209)
Net cash used in operating activities	(89,630)

Net change in cash	(89,630)
Cash, beginning of the period	1,527,662
Cash, end of the period	$1,438,032

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$6,870,240

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through March 31, 2021, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

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

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company allocates the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to stockholders’ equity. Accordingly, as of March 31, 2021, the Company incurred offering costs in the aggregate of $5,886,260 of which $5,591,035 have been charged to stockholders’ equity and $295,225 was allocated to the public warrants and was expensed immediately.

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

The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the SEC. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (initially approximately $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the marketing fee the Company will pay to the underwriters (as discussed in Note 7).

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their marketing fee (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash of $1,438,032, and working capital of $1,505,173.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, in addition to the access of the Working Capital Loans (as defined below in Note 5), the Company may need to obtain other financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of the public shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete the Business Combination because the Company does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on June 15, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

 Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2021, the assets held in the Trust Account were invested in money market funds.

Fair Value Measurements

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 23,146,294 and 22,459,270 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets at March 31, 2021 and December 31, 2020, respectively.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Public Offering, and (ii) Private Placement (as defined below in Note 4) since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per common share is the same as basic income per share for the period presented. The warrants are exercisable to purchase 19,500,000 shares of Class A common stock in the aggregate.

The Company’s statement of operations includes a presentation of income per share of Class A common stock subject to possible redemption in a manner similar to the two-class method of income per common share. Net income per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of redeemable Class A common stock outstanding since original issuance.

Net income per share of common stock, basic and diluted, for non-redeemable Class B common stock is calculated by dividing the net income, adjusted for income attributable to non-redeemable Class B common stock, by the weighted average number of shares of non-redeemable Class B common stock outstanding for the period. Non-redeemable Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

For the three months ended
Redeemable Class A common stock subject to possible redemption	March 31, 2021
Numerator: Net income allocable to Redeemable Class A common stock	$
Interest income on investments held in trust account	3,693
Less: interest available to be withdrawn for payment of taxes	(3,693)
Net income allocable to Redeemable Class A common stock	$-
Denominator: Weighted Average Redeemable Class A common stock
Basic and diluted weighted average shares outstanding, Redeemable Class A common stock	25,000,000
Basic and Diluted net income per share, Redeemable Class A common stock	$0.00

Non-Redeemable Class B common stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$6,870,247
Redeemable Net Earnings	-
Non-Redeemable Net Income	$6,870,247
Denominator: Weighted Average Non-Redeemable Class B common stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B common stock	6,250,000
Basic and diluted net income per share, Non-Redeemable Class B common stock	$1.10

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ equity.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, ”Debt --Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On October 6, 2020, the Company sold 25,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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

Warrants

As of March 31, 2021, there were 19,500,000 warrants outstanding, including 12,500,000 public warrants and 7,000,000 private warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrant. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has agreed, commencing on October 1, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from July 27, 2020 (inception) through March 31, 2021, the Company has not been invoiced nor has it paid any fees for these services.

NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS

Warrant Liability

At March 31, 2021 and December 31, 2020, the Company’s warrant liability was valued at $14,410,400 and $21,370,200, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market funds held in Trust Account	$250,008,242	$250,008,242	$-	$-
	$250,008,242	$250,008,242	$-	$-
Liabilities:
Warrant Liabilities—Public Warrants	$9,250,000	$9,250,000	$-	$-
Warrant Liabilities—Private Placement Warrants	5,160,400	-	-	5,160,400
	$14,410,400	$9,250,000	$-	$5,160,400

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

The following table sets forth a summary of the changes in the fair value of the warrant liability for the period from July 27, 2020 (Inception) through March 31, 2021:

	Public Warrant Liabilities	Private Placement Warrant Liabilities	Warrant Liabilities
Fair value as of July 27, 2020 (Inception)	$-	$-	$-
Initial fair value of warrant liability upon issuance at October 6, 2020 (initial measurement)	12,538,750	7,000,000	19,538,750
Revaluation of warrant liability included in other income within the statement of income for the period from October 6, 2020 (initial measurement) through December 31, 2020	1,211,250	620,200	1,831,450
Fair value as of December 31, 2020	$13,750,000	$7,620,200	$21,370,200
Revaluation of warrant liability included in other income within the statement of income for the period from December 31, 2020 through March 31, 2021	(4,500,000)	(2,459,800)	(6,959,800)
Fair value as of March 31, 2021	$9,250,000	$5,160,400	$14,410,400

The Private Placement Warrants were initially valued at purchase price, since the Company noted that the Private Placement Warrants were purchased substantially concurrently with the consummation of the IPO on the Valuation Date, providing a robust indication of fair value given the transaction in the Private Placement Warrants occurred on or about the Valuation Date. At December 31, 2020 and at March 31, 2021, the Private Placement Warrants were valued using a Monte Carlo Model. The Private Placement Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The Monte Carlo Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of December 31, 2020 and as of March 31, 2021 was derived from the historical volatility of similar SPACs at a similar stage in their life cycle.

A Monte Carlo Simulation Method was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, including December 31, 2020 and March 31, 2021, the closing price of the public warrants was used as the fair value as of each relevant date.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels during the three-month period ending March 31, 2021.

 The key inputs into the Monte Carlo simulation for the Public and Private Placement Warrants were as follows:

Input	December 31, 2020	March 31, 2021
Stock price	$10.05	$9.69
Exercise price	$11.50	$11.50
Risk free rate	0.93%	1.04%
Trading days per year	252	252
Annual volatility	15.0%	13.25%
Time to exercise (years)	5.50	5.25

The following table provides a reconciliation of changes in fair value balance for warrants classified as Level 3 from December 31, 2020 to March 31, 2021:

Warrant Liabilities
Fair value as of December 31,2020	$7,620,200
Transfers to/(from) Level 3	-
Revaluation of warrant liability included in other income within the statement of income for the period from December 31, 2020 through March 31, 2020	(2,459,000)
Fair value as of March 31, 2021	$5,160,400

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of March 31, 2021 and December 31, 2020, there were 1,853,706 and 2,540,730 shares of Class A common stock issued and outstanding, excluding 23,146,294 and 22,459,270 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 30,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Company’s Class B common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of March 31, 2021 and December 31, 2020, there were 6,250,000 shares of Class B common stock issued and outstanding. The Class B common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis.

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to Atlantic Avenue Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

In September 2020, our independent directors purchased, in advance, an aggregate of 300,000 private placement warrants, at a price of $1.00 per warrant, for an aggregate purchase price of $300,000. Simultaneously with the closing of the Initial Public Offering, Atlantic Avenue Partners LLC (the “sponsor”) purchased an aggregate of 3,950,000 private placement warrants and ASA Co-Investment LLC (“ASA Co-Investment”) purchased an aggregate of 2,750,000 private placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $6,700,000. A portion of the $7,000,000 proceeds from the private placements were added to the net proceeds from the Initial Public Offering held in the trust account.

As of March 31, 2021 we held cash of $1,438,032 and deferred legal fees of $640,067. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2021, we had net income of $ $6,870,247, which consisted of $3,730 in interest earned on marketable securities held in the Trust Account and cash held in the working capital account, and $6,959,800 in unrealized gain on change in fair value of warrants, offset by $93,283 in formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $1,438,032, and working capital of $1,505,173.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, in addition to the access of the Working Capital Loans (as defined in Note 5 to the Company's Notes to the Unaudited Condensed Financial Statements), we may need to obtain other financing either to complete our Business Combination or because we become obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of the Business Combination. If we are unable to complete the Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet the needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for each of the periods. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,500,000 shares of common stock in the aggregate.

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

We issued 12,500,00 warrants to purchase shares of Class A common stock to investors in our Initial Public Offering and issued 7,000,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private placement warrants were initially valued at their purchase price ($1.00 per warrant). Their value as of March 31, 2021 was determined using a Monte Carlo Simulation. The public warrants were initially valued using a Monte Carlo Simulation. Their value as of March 31, 2021 was determined based on the closing market price of the public warrants as of that date.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021 due solely to the material weakness in our internal control over financial reporting to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the revision of our financial statements had not yet been identified. In light of the material weakness, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on June 15, 2021. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in the Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on June 15, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AVENUE ACQUISITION CORP

Date: June 28, 2021	By:	/s/ Ashok Nayyar
Ashok Nayyar
Chief Executive Officer (Principal Executive Officer)

ATLANTIC AVENUE ACQUISITION CORP

Date: June 28, 2021	By:	/s/ Barry Best
Barry Best
Chief Financial Officer (Principal Financial and Accounting Officer)