Form 10-Q
period 2021-06-30
Atlantic Avenue Acquisition Corp
filed 2021-08-11
CIK 1819510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2021

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

As of August 10, 2021, 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

ATLANTIC AVENUE ACQUISITION CORP

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ATLANTIC AVENUE ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$1,190,861	$1,527,662
Prepaid expense	168,300	246,814
Total current assets	1,359,161	1,774,476
Investments held in Trust Account	250,011,976	250,004,549
Total assets	$251,371,137	$251,779,025

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$162,919	$176,057
Total current liabilities	162,919	176,057
Warrant liabilities	17,143,200	21,370,200
Deferred legal fees	640,067	640,067
Total liabilities	17,946,186	22,186,324

Commitments and contingencies
Common stock subject to possible redemption, 22,842,494 shares and 22,459,270 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	228,424,942	224,592,700

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 2,157,506 shares and 2,540,730 shares issued and outstanding (excluding 22,842,494 shares and 22,459,270 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	215	254
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	3,469,434	7,301,636
Retained earnings (accumulated deficit)	1,529,735	(2,302,514)
Total stockholders’ equity	5,000,009	5,000,001
Total liabilities and stockholders’ equity	$251,371,137	$251,779,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,2021

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Operating expenses
Formation and operating costs	$308,963	$402,246
Loss from operations	(308,963)	(402,246)

Other income (expense)
Interest earned on investments held in trust	3,734	7,427
Interest earned on working capital account	31	68
Unrealized gain (loss) on change in fair value of warrants	(2,732,800)	4,227,000
Total other income (expense)	(2,729,035)	4,234,495

Net income (loss)	$(3,037,998)	$3,832,249

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	25,000,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	6,250,000
Basic and diluted net income (loss) per share, Class B common stock	$(0.49)	$0.61

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional	Retained earnings (accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	deficit)	Equity

Balance as of December 31, 2020	2,540,730	$254	6,250,000	$625	$7,301,636	$(2,302,514)	$5,000,001
Net income	-	-	-	-	-	6,870,247	6,870,247
Change in shares subject to possible redemption	(687,024)	(69)	-	-	(6,870,171)	-	(6,870,240)
Balance as of March 31, 2021 (unaudited)	1,853,706	$185	6,250,000	$625	$431,465	$4,567,733	$5,000,008
Net loss	-	-	-	-	-	(3,037,998)	(3,037,998)
Change in shares subject to possible redemption	303,800	30	-	-	3,037,969	-	3,037,999
Balance as of June 30, 2021 (unaudited)	2,157,506	$215	6,250,000	$625	$3,469,434	$1,529,735	$5,000,009

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021

Cash flows from operating activities:
Net income	$3,832,249
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(7,427)
Unrealized gain on change in fair value of warrants	(4,227,000)
Changes in operating assets and current liabilities:
Prepaid expense	78,515
Accounts payable and accrued expenses	(13,138)
Net cash used in operating activities	(336,802)

Net change in cash	(336,802)
Cash, beginning of the period	1,527,662
Cash, end of the period	$1,190,861

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$3,832,242

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through June 30, 2021, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

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

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company allocates the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to stockholders’ equity. Accordingly, as of June 30, 2021, the Company incurred offering costs in the aggregate of $5,886,260 of which $5,591,035 have been charged to stockholders’ equity and $295,225 was allocated to the public warrants and was expensed immediately.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash of $1,190,861, and working capital of $1,196,242.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on June 15, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

 Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2021, the assets held in the Trust Account were invested in money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 22,842,494 and 22,459,270 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets at June 30, 2021 and December 31, 2020, respectively.

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

Redeemable Class A common stock subject to possible redemption	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Numerator: Net income allocable to Redeemable Class A common stock
Interest income on investments held in trust account	$3,734	$7,427
Less: interest available to be withdrawn for payment of taxes	(3,734)	(7,427)
Net income allocable to Redeemable Class A common stock	$-	$-
Denominator: Weighted Average Redeemable Class A common stock
Basic and diluted weighted average shares outstanding, Redeemable Class A common stock	25,000,000	25,000,000
Basic and Diluted net income per share, Redeemable Class A common stock	$-	$-

Non-Redeemable Class B common stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$(3,037,998)	$3,832,249
Redeemable Net Earnings	(3,734)	(7,427)
Non-Redeemable Net Income (Loss)	$(3,041,732)	$3,824,822
Denominator: Weighted Average Non-Redeemable Class B common stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B common stock	6,250,000	6,250,000
Basic and diluted net income (loss) per share, Non-Redeemable Class B common stock	$(0.49)	$0.61

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, ”Debt --Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Warrants

As of June 30, 2021, there were 19,500,000 warrants outstanding, including 12,500,000 public warrants (the “Public Warrants”) and 7,000,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrant. As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has agreed, commencing on October 1, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from July 27, 2020 (inception) through June 30, 2021, the Company has not been invoiced nor has it paid any fees for these services.

NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS

Warrant Liability

At June 30, 2021 and December 31, 2020, the Company’s warrant liability was valued at $17,143,200 and $21,370,200, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market funds held in Trust Account	$250,011,976	$250,011,976	$-	$-
	$250,011,976	$250,011,976	$-	$-
Liabilities:
Warrant Liabilities—Public Warrants	$11,000,000	$11,000,000	$-	$-
Warrant Liabilities—Private Placement Warrants	6,143,200	-	-	6,143,200
	$17,143,200	$11,000,000	$-	$6,143,200

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

The following table sets forth a summary of the changes in the fair value of the warrant liability for the period from December 31, 2020 through June 30, 2021:

	Public Warrant Liabilities	Private Placement Warrant Liabilities	Warrant Liabilities
Fair value as of December 31, 2020	$13,750,000	$7,620,200	$21,370,200
Revaluation of warrant liability included in other income within the statement of income for the period from December 31, 2020 through March 31, 2021	(4,500,000)	(2,459,800)	(6,959,800)
Fair value as of March 31, 2021	$9,250,000	$5,160,400	$14,410,400
Revaluation of warrant liability included in other income within the statement of income for the period from March 31, 2021 through June 30, 2021	1,750,000	982,800	2,732,800
Fair value as of June 30, 2021	$11,000,000	$6,143,200	$17,143,200

The Private Placement Warrants were initially valued at purchase price, since the Company noted that the Private Placement Warrants were purchased substantially concurrently with the consummation of the IPO on the Valuation Date, providing a robust indication of fair value given the transaction in the Private Placement Warrants occurred on or about the Valuation Date. At December 31, 2020 and at June 30, 2021, the Private Placement Warrants were valued using a Monte Carlo Model. The Private Placement Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The Monte Carlo Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of December 31, 2020 and as of June 30, 2021 was derived from the historical volatility of similar SPACs at a similar stage in their life cycle.

A Monte Carlo Simulation Method was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, including the quarters ended March 31, 2021 and June 30, 2021, the closing price of the Public Warrants was used as the fair value as of each relevant date.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels during the three months or six months ending June 30, 2021.

The Public Warrants were valued at their market prices of $1.10 and $0.88 per warrant as of December 31, 2020 and June 30, 2021, respectively. The key inputs into the Monte Carlo simulation for the Private Placement Warrants were as follows:

Input	December 31, 2020	June 30, 2021
Stock price	$10.05	$9.71
Exercise price	$11.50	$11.50
Risk free rate	0.93%	0.91%
Trading days per year	252	252
Annual volatility	15.0%	15.5%
Time to exercise (years)	5.50	5.00

The following table provides a reconciliation of changes in fair value balance for warrants classified as Level 3 from December 31, 2020 to June 30, 2021:

Warrant Liabilities
Fair value as of December 31,2020	$7,620,200
Transfers to/(from) Level 3	-
Revaluation of warrant liability included in other income within the statement of operations for the period from December 31, 2020 through June 30, 2021	(1,477,000)
Fair value as of June 30, 2021	$6,143,200

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of June 30, 2021 and December 31, 2020, there were 2,157,506 and 2,540,730 shares of Class A common stock issued and outstanding, excluding 22,842,494 and 22,459,270 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 30,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Company’s Class B common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of June 30, 2021 and December 31, 2020, there were 6,250,000 shares of Class B common stock issued and outstanding. The Class B common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis.

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

As of June 30, 2021 we held cash of $1,190,861 and deferred legal fees of $640,067. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net loss of $3,037,998, which consisted of $3,765 in interest earned on marketable securities held in the Trust Account and cash held in the working capital account, and $2,732,800 in unrealized loss on change in fair value of warrants, offset by $308,963 in formation and operating costs.

For the six months ended June 30, 2021, we had net income of $3,832,249, which consisted of $7,495 in interest earned on marketable securities held in the Trust Account and cash held in the working capital account, and $4,227,000 in unrealized gain on change in fair value of warrants, offset by $402,246 in formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $1,190,861, and working capital of $1,196,242.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, in addition to the access of the Working Capital Loans (as defined in Note 5 to the Company’s Notes to the Unaudited Condensed Financial Statements), we may need to obtain other financing either to complete our Business Combination or because we become obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of the Business Combination. If we are unable to complete the Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

We issued 12,500,00 warrants to purchase shares of Class A common stock to investors in our Initial Public Offering and issued 7,000,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private placement warrants were initially valued at their purchase price ($1.00 per warrant). Their value as of June 30, 2021 was determined using a Monte Carlo Simulation. The Public Warrants were initially valued using a Monte Carlo Simulation. Their value as of June 30, 2021 was determined based on the closing market price of the Public Warrants as of that date.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021 due solely to the material weakness in our internal control over financial reporting to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities.

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

ATLANTIC AVENUE ACQUISITION CORP

Date: August 10, 2021	By:	/s/ Ashok Nayyar
Ashok Nayyar
Chief Executive Officer (Principal Executive Officer)

ATLANTIC AVENUE ACQUISITION CORP

Date: August 10, 2021	By:	/s/ Barry Best
Barry Best
Chief Financial Officer (Principal Financial Officer)