Form 10-Q
period 2021-09-30
Atlantic Avenue Acquisition Corp
filed 2021-11-12
CIK 1819510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2021

or

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

As of November 12, 2021, 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

ATLANTIC AVENUE ACQUISITION CORP

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION		Page

Item 1.	Condensed Financial Statements	2
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	2
	Condensed Statement of Operations for the Three Months and Nine Months Ended September 30, 2021 and for the period from July 27, 2020 (Inception) through September 30, 2020 (Unaudited)	3
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months and Nine Months Ended September 30, 2021 and for the period from July 27, 2020 (Inception) through September 30, 2020 (Unaudited)	4
	Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from July 27, 2020 (Inception) through September 30, 2020 (Unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ATLANTIC AVENUE ACQUISITION CORP
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$1,161,975	$1,527,662
Prepaid expense	126,000	246,814
Total current assets	1,287,975	1,774,476
Investments held in Trust Account	250,015,752	250,004,549
Total assets	$251,303,727	$251,779,025

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$280,745	$176,057
Total current liabilities	280,745	176,057
Warrant liabilities	12,997,100	21,370,200
Deferred legal fees	1,293,547	640,067
Total liabilities	14,571,392	22,186,324

Commitments and contingencies
Class A Common stock subject to possible redemption, $0.0001 par value; 25,000,000 at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020	250,000,000	250,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	—	—
Accumulated deficit	(13,268,290)	(20,407,924)
Total stockholders’ deficit	(13,267,665)	(20,407,299)
Total liabilities, Class A common stock subject to possible redemption, and stockholders’ deficit	$251,303,727	$251,779,025

The accompanying notes are an integral part of these condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from July 27,2020 (Inception) through September 30, 2020
Operating expenses
Formation and operating costs	$842,543	$1,244,789	$7,826
Loss from operations	(842,543)	(1,244,789)	(7,826)

Other income
Interest earned on investments held in trust	3,776	11,203	—
Interest earned on working capital account	52	120	5
Unrealized gain on change in fair value of warrants	4,146,100	8,373,100	—
Total other income	4,149,928	8,384,423	5

Net income (loss)	$3,307,385	$7,139,634	$(7,821)

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	25,000,000	—
Basic and diluted net income per share, Class A common stock	$0.11	$0.23	$—

Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	6,250,000	6,250,000
Basic and diluted net income per share, Class B common stock	$0.11	$0.23	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 31, 2020 THROUGH SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Retained earnings (Accumulated	Stockholders’
	Shares	Amount	Capital	deficit)	Equity (deficit)

Balance as of December 31, 2020	6,250,000	$625	$—	$(20,407,924)	$(20,407,299)
Net income	—	—	—	6,870,247	6,870,247
Balance as of March 31, 2021 (unaudited)	6,250,000	$625	$—	$(13,537,677)	$(13,537,052)
Net loss	—	—	—	(3,037,998)	(3,037,998)
Balance as of June 30, 2021 (unaudited)	6,250,000	$625	$—	$(16,575,675)	$(16,575,050)
Net income	—	—	—	3,307,385	3,307,385
Balance as of September 30, 2021 (unaudited)	6,250,000	$625	$—	$(13,268,290)	$(13,267,665)

FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance as of July 27, 2020	—	$—	$—	$—	$—
Class B common stock issued to Sponsor and ASA Co-Investment LLC	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(7,821)	(7,821)
Balance as of September 30, 2020	7,187,500	$719	$24,281	$(7,821)	$17,179

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2021	For the Period from July 27, 2020 (Inception) through September 30, 2020

Cash flows from operating activities:
Net income (loss)	$7,139,634	$(7,821)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating costs included in accrued offering costs and expenses	—	6,076
Interest earned on investments held in Trust Account	(11,203)	—
Unrealized gain on change in fair value of warrants	(8,373,100)	—
Changes in operating assets and current liabilities:
Prepaid expense	120,814	—
Accounts payable and accrued expenses	104,688	—
Deferred legal fees	653,480	—
Net cash used in operating activities	(365,687)	(1,745)

Cash flows from financing activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from pre-payment of private placement	—	300,000
Proceeds from issuance of promissory note to related party	—	183,143
Payments of offering costs	—	(96,392)
Net cash provided by financing activities	—	411,751

Net change in cash	(365,687)	410,006
Cash, beginning of the period	1,527,662	—
Cash, end of the period	$1,161,975	$410,006

Supplemental disclosure of cash flow information:
Deferred offering costs included in deferred legal fees	$—	$570,478

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through September 30, 2021, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

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

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company allocates the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to stockholders’ equity. Accordingly, as of September 30, 2021, the Company incurred offering costs in the aggregate of $5,886,260 of which $5,591,035 have been charged to stockholders’ equity and $295,225 was allocated to the public warrants and was expensed immediately.

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

The Company will provide its stockholders of Public Shares (“Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the SEC. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (initially approximately $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the marketing fee the Company will pay to the underwriters (as discussed in Note 9).

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their marketing fee (see Note 9) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

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

Liquidity, Going Concern, and Capital Resources

As of September 30, 2021, the Company had cash of $1,161,975, and working capital of $1,007,230.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022.

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the common stock and determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being classified as temporary equity in its entirety.  As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to common stock subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table:

Balance Sheet as of December 31, 2020 (per form 10-K/A filed on June 15, 2021)
Common Stock subject to possible redemption ($)	$224,592,700	$25,407,300	$250,000,000

Common stocks Class A, $0.0001 par value	254	(254)	—
Common stocks Class B, $0.0001 par value	625	—	625
Additional Paid in Capital	7,301,636	(7,301,636)	—
Retained Earnings (Accumulated Deficit)	(2,302,514)	(18,105,410)	(20,407,924)
Total Stockholders' Equity (Deficit)	$5,000,001	$(25,407,300)	$(20,407,299)
Number of shares subject to redemption	22,459,270	2,540,730	25,000,000

Unaudited Statement of Operations for the period from July 27, 2020 (Inception) through December 31, 2020 as adjusted for Temporary Equity related to Public Shares
Basic and diluted weighted average shares outstanding, common stock subject to redemption	25,000,000	—	25,000,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	6,250,000	—	6,250,000
EPS - Redeemable Shares	$—	$(0.07)	$(0.07)
EPS - Non-Redeemable Shares	$(0.37)	$0.30	$(0.07)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on June 15, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2021, the assets held in the Trust Account were invested in money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 25,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets at September 30, 2021 and December 31, 2020, respectively.

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,645,908	$661,477	$5,711,707	$1,427,927
Denominator:
Weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income per share	$0.11	$0.11	$0.23	0.23

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ equity.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
All of the 25,000,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$250,000,000
Less:
Proceeds allocated to Public Warrants	(12,538,750)
Common stock issuance costs	(5,591,035)
Plus:
Accretion of carrying value to redemption value	18,129,785

Contingently redeemable common stock	$250,000,000

Warrants

As of September 30, 2021, there were 19,500,000 warrants outstanding, including 12,500,000 public warrants (the “Public Warrants”) and 7,000,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Promissory Note — Related Party

The Sponsor and ASA Co-Investment agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the Public Offering (the Sponsor up to $182,143 and ASA Co-Investment up to $117,857). The promissory notes were non-interest bearing, unsecured and due on the earlier of September 30, 2021 and the closing of the Public Offering.

The Company borrowed $183,143 under the promissory notes and repaid the amount in full on the consummation of the IPO.  The loan was repaid out of the offering proceeds not held in the Trust Account.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrant. As of September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has agreed, commencing on October 1, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from July 27, 2020 (inception) through September 30, 2021, the Company has not been invoiced nor has it paid any fees for these services.

NOTE 7 — RECURRING FAIR VALUE MEASUREMENTS

Warrant Liability

At September 30, 2021 and December 31, 2020, the Company’s warrant liability was valued at $12,997,100 and $21,370,200, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market funds held in Trust Account	$250,015,752	$250,015,752	$—	$—
	$250,015,752	$250,015,752	$—	$—
Liabilities:
Warrant Liabilities—Public Warrants	$8,375,000	$8,375,000	$—	$—
Warrant Liabilities—Private Placement Warrants	4,622,100	—	—	4,622,100
	$12,997,100	$8,375,000	$—	$4,622,100

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market funds held in Trust Account	$250,004,549	$250,004,549	$—	$—
	$250,004,549	$250,004,549	$—	$—
Liabilities:
Warrant Liabilities—Public Warrants	$13,750,000	$13,750,000	$—	$—
Warrant Liabilities—Private Placement Warrants	7,620,200	—	—	7,620,200
	$21,370,200	$13,750,000	$—	$7,620,200

The following table sets forth a summary of the changes in the fair value of the warrant liability for the period from December 31, 2020 through September 30, 2021:

	Public Warrant Liabilities	Private Placement Warrant Liabilities	Warrant Liabilities
Fair value as of December 31, 2020	$13,750,000	$7,620,200	$21,370,200
Revaluation of warrant liability included in other income within the statement of income for the period from December 31, 2020 through March 31, 2021	(4,500,000)	(2,459,800)	(6,959,800)
Fair value as of March 31, 2021	$9,250,000	$5,160,400	$14,410,400
Revaluation of warrant liability included in other income within the statement of income for the period from March 31, 2021 through June 30, 2021	1,750,000	982,800	2,732,800
Fair value as of June 30, 2021	$11,000,000	$6,143,200	$17,143,200
Revaluation of warrant liability included in other income within the statement of income for the period from June 30, 2021 through September 30, 2021	(2,625,000)	(1,521,100)	(4,146,100)
Fair value as of September 30, 2021	$8,375,000	$4,622,100	$12,997,100

The Private Placement Warrants were initially valued at purchase price, since the Company noted that the Private Placement Warrants were purchased substantially concurrently with the consummation of the IPO on the Valuation Date, providing a robust indication of fair value given the transaction in the Private Placement Warrants occurred on or about the Valuation Date. At December 31, 2020 and at September 30, 2021, the Private Placement Warrants were valued using a Monte Carlo Model. The Private Placement Warrants are considered to be a Level 3 fair value measurements due to the use of unobservable inputs. The Monte Carlo Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of December 31, 2020 and as of September 30, 2021 was derived from the historical volatility of similar SPACs at a similar stage in their life cycle.

A Monte Carlo Simulation Method was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, including the quarters ended March 31, 2021 and September 30, 2021, the closing price of the Public Warrants was used as the fair value as of each relevant date.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels during the three months or nine months ending September 30, 2021.

The Public Warrants were valued at their market prices of $1.10 and $0.67 per warrant as of September 30, 2021 and December 31, 2020, respectively. The key inputs into the Monte Carlo simulation for the Private Placement Warrants were as follows:

Input	September 30, 2021	December 31, 2020
Stock price	$9.80	$10.05
Exercise price	$11.50	$11.50
Risk free rate	0.98%	0.93%
Trading days per year	252	252
Annual volatility	12.75%	15.0%
Time to exercise (years)	4.75	5.50

The following table provides a reconciliation of changes in fair value balance for warrants classified as Level 3 from December 31, 2020 to September 30, 2021:

Warrant Liabilities
Fair value as of December 31,2020	$7,620,200
Transfers to/(from) Level 3	—
Revaluation of warrant liability included in other income within the statement of operations for the period from December 31, 2020 through September 30, 2021	(2,998,100)
Fair value as of September 30, 2021	$4,622,100

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

Deferred legal fees

The Company obtained legal advisory services in connection with, and subsequent to, the Public Offering and agreed to pay approximately $1,293,547 of their fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the accompanying balance sheet. Such fees will not be paid in the event the Company does not complete an initial Business Combination.

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of September 30, 2021 and December 31, 2020, there were 25,000,000 and 0 shares of Class A common stock issued and outstanding, all of which is  subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 30,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Company’s Class B common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of September 30, 2021 and December 31, 2020, there were 6,250,000 shares of Class B common stock issued and outstanding. The Class B common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis.

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

NOTE 10 — SUBSEQUENT EVENTS

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

As of September 30, 2021 we held cash of $1,161,975 and deferred legal fees of $1,293,547. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of $3,307,385, which consisted of $3,776 in interest earned on marketable securities held in the Trust Account and cash held in the working capital account, and $4,146,100 in unrealized loss on change in fair value of warrants, offset by $842,543 in formation and operating costs.

For the nine months ended September 30, 2021, we had net income of $7,139,634, which consisted of $11,203 in interest earned on marketable securities held in the Trust Account and cash held in the working capital account, and $8,373,100 in unrealized gain on change in fair value of warrants, offset by $1,244,789 in formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $1,161,975, and working capital of $1,007,230.

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

During the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the common stock and determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being classified as temporary equity in its entirety.  As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to common stock subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022.

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

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets at September 30, 2021 and December 31, 2020, respectively.

Net Income Per Common Share

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The potential common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

We issued 12,500,00 warrants to purchase shares of Class A common stock to investors in our Initial Public Offering and issued 7,000,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private placement warrants were initially valued at their purchase price ($1.00 per warrant). Their value as of September 30, 2021 was determined using a Monte Carlo Simulation. The Public Warrants were initially valued using a Monte Carlo Simulation. Their value as of September 30, 2021 was determined based on the closing market price of the Public Warrants as of that date.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021 due solely to the material weakness in our internal control over financial reporting to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

To remediate the material weakness in internal control related to the accounting classification for Warrants we issued in October 2020, which was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”), management made the following changes during 2021: the Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and improved these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. These controls were initially put into place for the quarter ending March 31, 2021.

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

ATLANTIC AVENUE ACQUISITION CORP

Date: November 12, 2021	By:	/s/ Ashok Nayyar
Ashok Nayyar
Chief Executive Officer (Principal Executive Officer)

ATLANTIC AVENUE ACQUISITION CORP

Date: November 12, 2021	By:	/s/ Barry Best
Barry Best
Chief Financial Officer (Principal Financial Officer)