Form 10-K/A
period 2020-12-31
Atlantic Avenue Acquisition Corp
filed 2022-03-11
CIK 1819510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

As of March 11, 2022, 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

ATLANTIC AVENUE ACQUISITION CORP
FORM 10-K/A

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

I

EXPLANATORY NOTE

Atlantic Avenue Acquisition Corp (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 2 to Form 10-K (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021 (“Original Report”), as amended by our Amendment No. 1 to the Original Report, as filed with the SEC on June 15, 2021 (“Amendment No. 1”), to restate our financial statements and related footnote disclosures as of, and for the period from July 27, 2020 (date of inception) to December 31, 2020. This Form 10-K/A also amends certain other items in Amendment No. 1, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

The Company has re-evaluated its application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 6, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata among all shares of common stock. This presentation contemplates a business combination as the most likely outcome, in which case, all shares of common stock participate pro rata in the income and losses of the Company.

Therefore, on December 23, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 6, 2020 included in the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2020 (the “Post IPO Balance Sheet”), (ii) audited financial statements as of and for the period from July 27, 2020 (inception) through December 31, 2020 included in Amendment No. 1, (iii) unaudited interim financial statements as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 28, 2021, (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021 and (v) unaudited interim financial statements as of and for the three and nine months ended September 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), in each case, should no longer be relied upon. As such, the Company will restate its financial statements for the 2020 Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in Amendment No. 1. The Company will restate the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021 in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

None of the above changes impacted the Company’s cash position and cash held in the trust account established in connection with the IPO.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal controls around the interpretation and accounting for certain equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 6, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 2 to the Form 10-K/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex financial instruments. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules

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

Item 8.	Financial Statements and Supplementary Data

ATLANTIC AVENUE ACQUISITION CORP
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheet as of December 31, 2020 (As Restated)	F-2
Statement of Operations for the period from July 27, 2020 (Inception) through December 31, 2020 (As Restated)	F-3
Statement of Stockholders’ Equity for the period from July 27, 2020 (Inception) through December 31, 2020 (As Restated)	F-4
Statement of Cash Flows for the period from July 27, 2020 (Inception) through December 31, 2020 (As Restated)	F-5
Notes to Financial Statements (As Restated)	F-6 – F-22

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 6, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York
June 14, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is March 11, 2022

ATLANTIC AVENUE ACQUISITION CORP

BALANCE SHEET
DECEMBER 31, 2020

(AS RESTATED)

Assets:
Current assets
Cash	$1,527,662
Prepaid expense	246,814
Total current assets	1,774,476
Investments held in Trust Account	250,004,549
Total Assets	$251,779,025

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Current liabilities
Accounts payable and accrued expenses	$176,057
Total current liabilities	176,057
Warrant liabilities	21,370,200
Deferred legal fees	640,067
Total liabilities	22,186,324

Redeemable Common Stock
Class A common stock subject to possible redemption, 25,000,000 shares at $10.00 per share redemption value	250,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued or outstanding, excluding 25,000,000 shares subject to possible redemption	-
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	-
Accumulated deficit	(20,407,924)
Total stockholders’ deficit	(20,407,299)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$251,779,025

The accompanying notes are an integral part of these financial statements.

ATLANTIC AVENUE ACQUISITION CORP

STATEMENT OF OPERATIONS

For the period from July 27, 2020 (Inception) through December 31, 2020

(AS RESTATED)

Formation and operating costs	$180,497
Loss from operations	(180,497)

Other income (expense)
Interest Income	4,658
Offering expense allocated to warrant issuance	(295,225)
Unrealized loss on change in fair value of warrants	(1,831,450)
Total other income (expense)	(2,122,017)

Net loss	$(2,302,514)

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000
Basic and diluted net loss per share, Class A common stock	$(0.07)

Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000
Basic and diluted net loss per share, Class B common stock	$(0.07)

The accompanying notes are an integral part of these financial statements.

ATLANTIC AVENUE ACQUISITION CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period from July 27, 2020 (Inception) through December 31, 2020

(AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of July 27, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Common Stock to founders	-	-	7,187,500	719	24,281	-	25,000
Forfeiture of Class B common stock	-	-	(937,500)	(94)	94	-	-
Net loss	-	-	-	-	-	(2,302,514)	(2.302,514)
Accretion of Class A common stock to possible redemption amount	-	-	-	-	(24,375)	(18,105,410)	(18,129,785)
Balance as of December 31, 2020, as restated	-	$-	6,250,000	$625	$-	$(20,407,924)	$(20,407,299)

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

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. The Company allocates the offering costs between common stock and public warrants using relative fair value method, the offering costs allocated to the public warrants will be expensed immediately and offering costs associated with equity components will be charged to temporary equity. Accordingly, as of December 31, 2020, the Company incurred offering costs in the aggregate of $5,886,260 of which $5,591,035 have been charged to temporary equity and $295,225 was allocated to the public warrants and was expensed immediately.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the filing of the September 30, 2021 Form 10-Q, management re-evaluated the materiality of the adjustment on prior periods and management determined it should restate its previously reported financial statements. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Upon review of its financial statements for the period from July 27, 2020 (inception) through December 31, 2020, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Reported	Adjustment	As Restated
Balance Sheet as of October 6, 2020 (per form 10-K/A filed on June 15, 2021)
Class A common stock subject to possible redemption	$226,585,640	$23,414,360	$250,000,000
Class A common stock	234	(234)	—
Additional paid-in Capital	5,308,623	(5,308,623)	—
Accumulated deficit	$(309,569)	$(18,105,503)	$(18,415,072)
Total stockholders’ equity (deficit)	$5,000,007	$(23,414,360)	$(18,414,353)
Balance Sheet as of December 31, 2020 (per form 10K/A filed on June 15, 2021)
Class A common stock subject to possible redemption	$224,592,700	$25,407,300	$250,000,000
Class A common stock	254	(254)	—
Additional paid-in Capital	7,301,636	(7,301,636)	—
Accumulated deficit	$(2,302,514)	$(18,105,410)	$(20,407,924)
Total stockholders’ equity (deficit)	$5,000,001	$(25,407,300)	$(20,407,299)
Statement of Operations for the period from July 27, 2020 (inception) to December 31, 2020 (per form 10K/A filed on June 15, 2021)
Basic and diluted net income (loss) per share, Class A common stocks	$—	$(0.07)	$(0.07)
Basic and diluted net loss per share, Class B common stocks	$(0.37)	$0.30	$(0.07)

Statement of Changes in Stockholders’ Deficit for the period from July 27, 2020 (inception)to December 31, 2020 (per form 10K/A filed on June 15, 2021)
Sale of 25,000,000 Units on October 6, 2020 through public offering, net of fair value of Public Warrant liabilities	$237,461,250	$(237,461,250)	$—
Underwriters’ discount	(4,749,225)	4,749,225	—
Other offering costs	(841,810)	841,810	—
Shares subject to possible redemption	(224,592,700)	224,592,700	—
Accretion of Class A common stock to possible redemption amount	$—	$(18,129,785)	$(18,129,785)

Statement of Cash Flows for the period from July 27, 2020 (inception) to December 31, 2020 (per form 10K/A filed on June 15, 2021)
Initial value of Class A common stock subject to possible redemption	$226,585,640	$(226,585,640)	$—
Change in value of Class A common stock subject to possible redemption	$(1,992,940)	$1,992,940	$—

All of the 25,00,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Class A common stocks are accounted for in accordance to codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2020, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$250,000,000
Less:
Proceeds allocated to Public Warrants	(12,538,750)
Common stock issuance costs	(5,591,035)
Plus:
Accretion of carrying value to redemption value	18,129,785

Class A common stock subject to possible redemption	$250,000,000

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 6, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022.

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

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the period from July 27, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(1,842,011)	$(460,503)

Denominator:
Weighted-average shares outstanding	25,000,000	6,250,000

Basic and diluted net loss per share	$(0.07)	$(0.07)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs allocated to warrant liabilities are expensed, and offering costs allocated to the Class A common stock are charged to the temporary equity.

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

NOTE 4 — INITIAL PUBLIC OFFERING, as restated

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

NOTE 9 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption.

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
Date: March 11, 2022