Form 10-Q/A
period 2021-09-30
Atlantic Avenue Acquisition Corp
filed 2022-03-11
CIK 1819510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Atlantic Avenue Acquisition Corp (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Report”), to restate the financial statements as of and for the period ended September 30, 2021 included in the Original Report.

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

Therefore, on December 23, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after discussions with WithumSmith+Brown, PC, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued (i) audited balance sheet as of October 6, 2020 included in the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2020 (the “Post IPO Balance Sheet”), (ii) audited financial statements as of and for the period from July 27, 2020 (inception) through December 31, 2020 included in Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on June 15, 2021 (“Amendment No. 1 to Form 10-K”), (iii) unaudited interim financial statements as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 28, 2021, (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021 and (v) unaudited interim financial statements as of and for the three and nine months ended September 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), in each case, should no longer be relied upon. As such, the Company is restating the unaudited interim financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (collectively, the “2021 Affected Periods”) in this Quarterly Report on Form 10-Q/A.

None of the above changes impacted the Company’s cash position and cash held in the trust account established in connection with the IPO.

The financial information that has been previously filed or otherwise reported for the 2021 Affected Periods is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Report should no longer be relied upon.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to the Company’s financial statements, including enhanced analyses by its personnel and increased communication among its personnel and third-party professionals with whom it consults regarding the application of complex financial instruments. For a discussion of management’s consideration of its disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ATLANTIC AVENUE ACQUISITION CORP

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION		Page

Item 1.	Condensed Financial Statements	2
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	2
	Condensed Statement of Operations for the Three Months and Nine Months Ended September 30, 2021 and for the period from July 27, 2020 (Inception) through September 30, 2020 (Unaudited)	3
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Period from December 31, 2020 through September 30, 2021 and for the Period from July 27, 2020 (Inception) through September 30, 2020 (Unaudited)	4
	Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from July 27, 2020 (Inception) through September 30, 2020 (Unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ATLANTIC AVENUE ACQUISITION CORP
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$1,161,975	$1,527,662
Prepaid expense	126,000	246,814
Total current assets	1,287,975	1,774,476
Investments held in Trust Account	250,015,752	250,004,549
Total assets	$251,303,727	$251,779,025

Liabilities, Redeemable Common Stocks and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$280,745	$176,057
Total current liabilities	280,745	176,057
Warrant liabilities	12,997,100	21,370,200
Deferred legal fees	1,293,547	640,067
Total liabilities	14,571,392	22,186,324

Commitments and contingencies
Class A Common stock subject to possible redemption, $0.0001 par value; 25,000,000 at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020	250,000,000	250,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	—	—
Accumulated deficit	(13,268,290)	(20,407,924)
Total stockholders’ deficit	(13,267,665)	(20,407,299)
Total liabilities, redeemable common stocks, and stockholders’ deficit	$251,303,727	$251,779,025

The accompanying notes are an integral part of these condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from July 27, 2020 (Inception) through September 30, 2020
Operating expenses
Formation and operating costs	$842,543	$1,244,789	$7,826
Loss from operations	(842,543)	(1,244,789)	(7,826)

Other income
Interest earned on investments held in trust	3,776	11,203	—
Interest earned on working capital account	52	120	5
Unrealized gain on change in fair value of warrants	4,146,100	8,373,100	—
Total other income	4,149,928	8,384,423	5

Net income (loss)	$3,307,385	$7,139,634	$(7,821)

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	25,000,000	—
Basic and diluted net income per share, Class A common stock	$0.11	$0.23	$—

Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	6,250,000	6,250,000
Basic and diluted net income per share, Class B common stock	$0.11	$0.23	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 31, 2020 THROUGH SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit

Balance as of December 31, 2020	6,250,000	$625	$—	$(20,407,924)	$(20,407,299)
Net income	—	—	—	6,870,247	6,870,247
Balance as of March 31, 2021 (unaudited) (restated)	6,250,000	$625	$—	$(13,537,677)	$(13,537,052)
Net loss	—	—	—	(3,037,998)	(3,037,998)
Balance as of June 30, 2021 (unaudited) (restated)	6,250,000	$625	$—	$(16,575,675)	$(16,575,050)
Net income	—	—	—	3,307,385	3,307,385
Balance as of September 30, 2021 (unaudited)	6,250,000	$625	$—	$(13,268,290)	$(13,267,665)

FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of July 27, 2020	—	$—	$—	$—	$—
Class B common stock issued to Sponsor and ASA Co-Investment LLC	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(7,821)	(7,821)
Balance as of September 30, 2020	7,187,500	$719	$24,281	$(7,821)	$17,179

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2021	For the Period from July 27, 2020 (Inception) through September 30, 2020

Cash flows from operating activities:
Net income (loss)	$7,139,634	$(7,821)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and operating costs included in accrued offering costs and expenses	—	6,076
Interest earned on investments held in Trust Account	(11,203)	—
Unrealized gain on change in fair value of warrants	(8,373,100)	—
Changes in operating assets and current liabilities:
Prepaid expense	120,814	—
Accounts payable and accrued expenses	104,688	—
Deferred legal fees	653,480	—
Net cash used in operating activities	(365,687)	(1,745)

Cash flows from financing activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from pre-payment of private placement	—	300,000
Proceeds from issuance of promissory note to related party	—	183,143
Payments of offering costs	—	(96,392)
Net cash provided by financing activities	—	411,751

Net change in cash	(365,687)	410,006
Cash, beginning of the period	1,527,662	—
Cash, end of the period	$1,161,975	$410,006

Supplemental disclosure of cash flow information:
Deferred offering costs included in deferred legal fees	$—	$570,478

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Upon review of its financial statements for the nine months ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99.Therefore, management concluded that the carrying value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted an adjustment related to temporary equity and permanent equity. Accordingly, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B common shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021
Class A common stock subject to possible redemption	$231,462,940	$18,537,060	$250,000,000
Class A common stock	185	(185)	—
Class B common stock	625	—	625
Additional paid-in Capital	431,465	(431,465)	—
Retained earnings (accumulated deficit)	$4,567,733	$(18,105,410)	$(13,537,677)
Total stockholders’ equity (deficit)	$5,000,008	$(18,537,060)	$(13,537,052)

Statement of Operations for the three months ended March 31, 2021
Basic and diluted net income per share, Class A common stocks	$—	$0.22	$0.22
Basic and diluted net income per share, Class B common stocks	$1.10	$(0.88)	$0.22

Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021
Change in shares subject to possible redemption	$(6,870,240)	$6,870,240	$—

Statement of Cash Flows for the three months ended March 31, 2021
Change in value of Class A common stock subject to possible redemption	$6,870,240	$(6,870,240)	$—

Balance Sheet as of June 30, 2021
Class A common stock subject to possible redemption	$228,424,942	$21,575,058	$250,000,000
Class A common stock	215	(215)	—
Class B common stock	625	—	625
Additional paid-in Capital	3,469,434	(3,469,434)	—
Retained earnings (accumulated deficit)	$1,529,735	$(18,105,410)	$(16,575,675)
Total stockholders’ equity (deficit)	$5,000,009	$(21,575,059)	$(16,575,050)

Statement of Operations for the three months ended June 30, 2021
Basic and diluted net income (loss) per share, Class A common stocks	$—	$(0.10)	$(0.10)
Basic and diluted net loss per share, Class B common stocks	$(0.49)	$0.39	$(0.10)

Statement of Operations for the six months ended June 30, 2021
Basic and diluted net income per share, Class A common stocks	$—	$0.12	$0.12
Basic and diluted net income per share, Class B common stocks	$0.61	$(0.49)	$0.12

Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2021
Change in shares subject to possible redemption	$3,037,999	$(3,037,999)	$—

Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2021
Change in shares subject to possible redemption	$(3,832,241)	$3,832,241	$—

Statement of Cash Flows for the six months ended June 30, 2021
Change in value of Class A common stock subject to possible redemption	$3,832,242	$(3,832,242)	$—

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on March 11, 2022. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A common stock are charged to the temporary equity.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required recognition or disclosure in the condensed financial statements.

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

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Upon review of its financial statements for the nine months ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99.Therefore, management concluded that the carrying value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex financial instruments. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Amendment No. 2 to our Annual Report on Form 10-K/A filed with the SEC on March 11, 2022. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in the Amendment No. 2 to our Annual Report on Form 10-K/A filed with the SEC on March 11, 2022.

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

ATLANTIC AVENUE ACQUISITION CORP

Date: March 11, 2022	By:	/s/ Ashok Nayyar
Ashok Nayyar
Chief Executive Officer (Principal Executive Officer)

ATLANTIC AVENUE ACQUISITION CORP

Date: March 11, 2022	By:	/s/ Barry Best
Barry Best
Chief Financial Officer (Principal Financial Officer)