Form 10-K
period 2021-12-31
Atlantic Avenue Acquisition Corp
filed 2022-04-07
CIK 1819510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the Class A ordinary shares held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $242,750,000, based on the last reported sales price of $9.71 on the New York Stock Exchange.

As of March 31, 2022, 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through December 31, 2021 relates to the Company’s formation, our initial public offering (“Initial Public Offering” or “IPO”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•	Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results.

•	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

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

•	Economic uncertainty or economic deterioration could adversely affect us.

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

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this annual report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

During the fiscal year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities and accounting for our shares of Class A common stock subject to redemption, which led to restatements of certain of our financial statements.

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

As a result of such material weakness, the restatements related to the accounting for the warrants and the shares of Class A common stock subject to redemption, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

You are not entitled to protections normally afforded to investors of many other blank check companies.

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

As of December 31, 2021, we held $1,085,973 outside the trust account. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to, or invest in, us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time. For example, on March 30, 2022, the SEC proposed several new rules related to special purpose acquisition companies. These and other changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

We may pursue a business combination with a target business in any geographic location. If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with difficult commercial and legal requirements of the overseas market;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, including the conflict in Ukraine and the surrounding region;

•	deterioration of political relations with the United States; and

•	government appropriation of assets.

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

Economic uncertainty or economic deterioration could adversely affect us.

There continues to be global economic uncertainty, as well as increased inflation. Ongoing political changes and conflicts in the U.S. and abroad continue to contribute to global economic uncertainty and volatility in the global financial markets. In February 2022, Russian forces launched significant military actions against Ukraine, which has caused significant international conflict, including sanctions, tensions and military actions. In addition, the COVID-19 pandemic continues to contribute to economic uncertainty. Continued economic uncertainty may continue to drive stock market and interest rate volatility, increased inflation and adversely impact consumer confidence, product demand, and our ability to refinance our debt. Economic conditions, along with our operating performance, may also materially and adversely impact our ability to access the financial markets. Accordingly, our future business and financial results are subject to uncertainty. If economic conditions deteriorate in the future, our future revenues and financial results could be materially and adversely affected.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that if the Company is unable to complete a Business Combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Holders

At March 31, 2022, there was one holder of record of our Units, one holder of record of our Class A common stock, five holders of record of our Class B common stock, one holder of record of our warrants and five holders of record of our private placement warrants.

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

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to Atlantic Avenue Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

In September 2020, our independent directors purchased, in advance, an aggregate of 300,000 private placement warrants, at a price of $1.00 per warrant, for an aggregate purchase price of $300,000. Simultaneously with the closing of the Initial Public Offering, Atlantic Avenue Partners LLC (the “sponsor”) purchased an aggregate of 3,950,000 private placement warrants and ASA Co-Investment LLC (“ASA Co-Investment”) purchased an aggregate of 2,750,000 private placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $7,000,000. A portion of the $7,000,000 proceeds from the private placements was added to the net proceeds from the Initial Public Offering held in the trust account.

As of December 31, 2021, we held cash of $1,085,937 and deferred legal fees of $2,115,147. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to December 31, 2021, relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2021, we had net income of $9,589,773, which consisted of $16,687 in interest earned on marketable securities held in the Trust Account and cash held in the working capital account, and $11,658,700 in unrealized gain on change in fair value of warrants, offset by $2,085,614 in formation and operating costs.

For the period from July 27, 2020 (inception) through December 31, 2020, we had net loss of $2,302,514, which consisted of $4,658 in interest earned on marketable securities held in the Trust Account, offset by $1,831,450 in unrealized loss on change in fair value of warrants, $295,225 in offering costs related to the warrants and $180,497 in formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $1,085,937 and a working capital deficiency of ($1,127,084).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, in addition to the access to the Working Capital Loans (as defined in Note 5 to the Company’s Notes to the Financial Statements), we may need to obtain other financing either to complete our Business Combination or because we become obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of the Business Combination. If we are unable to complete the Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets at December 31, 2021 and December 31, 2020, respectively.

Net Income (Loss) Per Common Share

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro-rata between the two classes of shares. The potential common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the years ended December 31, 2021, and 2020, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common stock for the periods.

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

We issued 12,500,00 warrants to purchase shares of Class A common stock to investors in our Initial Public Offering and issued 7,000,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The private placement warrants were initially valued at their purchase price ($1.00 per warrant). Their value as of December 31, 2021, and 2020, was determined using a Monte Carlo Simulation. The Public Warrants were initially valued using a Monte Carlo Simulation. Their value as of December 31, 2021, and 2020, was determined based on the closing market price of the Public Warrants as of that date.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities are expensed, and offering costs associated with the Class A common stock are charged to temporary equity.

Off-Balance Sheet Arrangements

As of December 31, 2021, and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, and 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of our company;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and disbursement are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021 because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the company’s balance sheet as of October 6, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2021, June 30, 2021 and March 31, 2021.

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has made changes in the Company’s internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers are as follows:

Name	Age	Position
Ashok Nayyar	60	Chief Executive Officer, Chairman
David Gelobter	54	Co-President and Secretary
Michael Zimmerman	68	Co-President
Barry Best	56	Chief Financial Officer
James Dubin	75	Director
Thomas Neff	84	Director
Robert Halmi	65	Director
Mark Field	72	Director

Ashok Nayyar has been our Chief Executive Officer and has served as our Chairman of our board of directors since our inception in July 2020. Mr. Nayyar is the Founder and has served as the Managing Director and Chief Investment Officer of MC since May 2013. Mr. Nayyar has over 19 years of bulge-bracket finance experience. He was the co-head of Global Leveraged Finance at Morgan Stanley & Co. LLC (“Morgan Stanley”) from 2006 to 2008 where he had responsibility for leveraged loans, high yield bonds, asset-based loans, debtor-in-possession lending, non-investment grade and investment grade acquisition finance and syndication of all non-investment grade debt transactions. Mr. Nayyar joined Salomon Brothers in 1989 and was a Managing Director in the Leveraged Finance group at Citigroup from 1997 to 2006. He served as co-head of the North American Leveraged Finance group at Citigroup from 2003 to 2006. Under his leadership, Citigroup moved from the number four ranked high yield underwriter to number one. Mr. Nayyar was a member of the Debt Capital Markets Management Committee at Citigroup and a member of the Investment Banking Management Committee and the Global Capital Markets Management Committee at Morgan Stanley. In addition to his responsibility for supervising all leveraged capital raising as group head at Citigroup and Morgan Stanley, Mr. Nayyar has worked on and overseen transactions which raised in excess of $250 billion in leveraged loans, bridge loans, high yield bonds and mezzanine debt. Mr. Nayyar serves on the board of directors of Ryan, LLC and formerly served on the board of Endeavor International Corporation. Mr. Nayyar holds an M.B.A. from the University of Chicago Graduate School of Business and a B.A. from Columbia University. Mr. Nayyar’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

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

James Dubin has served on our board of directors since October 2020. Mr. Dubin served as the Executive Chairman of Conair Corporation, a global manufacturer and distributor of hair fashion and kitchen appliances and accessories from 2018 until May 2021. Mr. Dubin has also served as the Managing Partner of Madison Place Partners, LLC, a financial and organizational consulting firm, and as the Chairman of Lighthouse Guild International, a non-profit devoted to vision rehabilitation and advocacy for the blind and visually impaired, both since 2012. Prior to that, Mr. Dubin served as a senior partner of Paul, Weiss, Rifkind, Wharton & Garrison LLP, where he served as chair of the firm’s Corporate Department, a member of its Management Committee and chair of its Finance Committee. Mr. Dubin is a member of the board of directors of Emmis Communications Corporation, where he also serves as a member of the executive, audit, compensation and governance committees since 2012, and Omega Flex, Inc., where he also serves as a member of the executive, audit and corporate governance committees since February 2019. Mr. Dubin has also served as a member of the boards of directors of Conair Corporation and Carnival Corporation & plc. Mr. Dubin was Vice Chairman of the Board of Governors of Tel Aviv University from 2004 until 2022 and a past chair of its Buchmann Faculty of Law. Mr. Dubin has served as Treasurer of the Friends of Neuberger Museum of Art since 2020. Mr. Dubin is a former Chairman of The National Foundation for Advancement in the Arts (now Young Arts) and a former President of the Board of Trustees of Williston Northampton School. Further, Mr. Dubin has served as a member of the Board of Trustees of the American Ballet Theatre, the Miami City Ballet, the Presidential Scholars Foundation, the Jewish Home Lifecare System and as Vice Chair of the Board of Trustees of the Solomon Schechter School of Westchester. Mr. Dubin received a Bachelor of Arts Degree from the University of Pennsylvania and a Juris Doctor from Columbia University School of Law. Mr. Dubin’s significant legal, financial and investment expertise makes him well qualified to serve as a member of our board of directors.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

The following table is based on 31,250,000 shares of common stock of outstanding at March 31, 2022, of which 25,000,000 were shares of Class A common stock and 6,250,000 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
Atlantic Avenue Partners LLC (2)(3)	4,565,000	15.4%
Saba Capital Management, L.P. (4)	1,287,118	5.2%
Barclays PLC (5)	1,586,516	6.3%
Ashok Nayyar (2)(3)	4,565,000	15.4%
David Gelobter	-	-
Michael Zimmerman	-	-
Barry Best	-	-
James Dubin	145,000	*
Thomas Neff	145,000	*
Robert Halmi	145,000	*
Mark Field	-	-
All officers and directors as a group (8 individuals)	5,000,000	16.7%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 2200 Atlantic Street, Stamford, Connecticut 06902.

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

(4)
According to the Schedule 13G jointly filed with the SEC on October 8, 2021 on behalf of Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Boaz R. Weinstein. The business address of Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Boaz R. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)
According to the Schedule 13G jointly filed with the SEC on February 10, 2022 on behalf of Barclays PLC, Barclays Bank PLC and Barclays Capital Inc. The business address for Barclays PLC and Barclays Bank PLC is 1 Churchill Place, London, E14 5HP, England. The business address for Barclays Capital Inc. is 745 Seventh Avenue, New York, New York 10019.

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

Administrative Services Agreement

We entered into an agreement with an affiliate of our sponsor, commencing October 2, 2020, pursuant to which we have agreed to pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from July 27, 2020 (inception) through December 31, 2021, the Company has not been invoiced nor has it paid any fee for these services.

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

Item 14.	Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm for the year ended December 31, 2021 include:

	For the fiscal year ended December 31, 2021	For the fiscal year ended December 31, 2020
Audit Fees (1)	$95,070	$39,655
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees	$95,070	$39,655

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

ATLANTIC AVENUE ACQUISITION CORP

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Atlantic Avenue Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantic Avenue Acquisition Corp (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from July 27, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the result of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
April 7, 2022
PCAOB ID Number 100

ATLANTIC AVENUE ACQUISITION CORP
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets
Cash	$1,085,937	$1,527,662
Prepaid expenses	102,713	246,814
Total current assets	1,188,650	1,774,476
Investments held in Trust Account	250,021,058	250,004,549
Total Assets	$251,209,708	$251,779,025

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Current liabilities
Accounts payable and accrued expenses	$200,587	$176,057
Deferred legal fees	2,115,147	—
Total current liabilities	2,315,734	176,057
Warrant liabilities	9,711,500	21,370,200
Deferred legal fees	—	640,067
Total liabilities	12,027,234	22,186,324

Commitments and Contingencies
Redeemable Common Stock
Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares at $10.00 per share redemption value at December 31, 2021 and 2020	250,000,000	250,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding, excluding 25,000,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding at December 31, 2021 and 2020	625	625
Additional paid-in capital	—	—
Accumulated deficit	(10,818,151)	(20,407,924)
Total Stockholders’ Deficit	(10,817,526)	(20,407,299)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$251,209,708	$251,779,025

The accompanying notes are an integral part of these financial statements.

ATLANTIC AVENUE ACQUISITION CORP
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from July 27, 2020 (inception) through December 31, 2020
Formation and operating costs	$2,085,614	$180,497
Loss from operations	(2,085,614)	(180,497)

Other income (expense)
Interest income	16,687	4,658
Offering expense allocated to warrant issuance	—	(295,225)
Unrealized gain (loss) on change in fair value of warrants	11,658,700	(1,831,450)
Total other income (expense)	11,675,387	(2,122,017)

Net income (loss)	$9,589,773	$(2,302,514)

Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	13,765,823
Basic and diluted net income (loss) per share, Class A common stock	$0.31	$(0.12)

Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	6,250,000
Basic and diluted net income (loss) per share, Class B common stock	$0.31	$(0.12)

The accompanying notes are an integral part of these financial statements.

ATLANTIC AVENUE ACQUISITION CORP
 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
 FOR THE YEAR ENDED DECEMBER 31, 2021 AND
 FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	deficit	Deficit

Balance as of July 27, 2020 (inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor and ASA Co-Investment LLC	7,187,500	719	24,281	—	25,000
Forfeiture of Class B common stock	(937,500)	(94)	94	—	—
Accretion of Class A common stocks subject to possible redemption	—	—	(24,375)	(18,105,410)	(18,129,785)
Net loss	—	—	—	(2,302,514)	(2,302,514)
Balance as of December 31, 2020	6,250,000	625	—	(20,407,924)	$(20,407,299)
Net income	—	—	—	9,589,773	9,589,773
Balance as of December 31, 2021	6,250,000	$625	$—	$(10,818,151)	$(10,817,526)

The accompanying notes are an integral part of these financial statements.

ATLANTIC AVENUE ACQUISITION CORP
 STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from July 27, 2020 (inception) through December 31, 2020

Cash flows from operating activities:
Net income (loss)	$9,589,773	$(2,302,514)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering expense allocated to warrant issuance	—	295,225
Interest earned on investments held in Trust Account	(16,509)	(4,549)
Unrealized (gain) loss on change in fair value of warrants	(11,658,700)	1,831,450
Changes in operating assets and current liabilities:
Prepaid expenses	144,101	(246,814)
Accounts payable and accrued expenses	24,530	176,057
Deferred legal fees	1,475,080	—
Net cash used in operating activities	(441,725)	(251,145)

Cash flows from investing activity:
Investment of cash in trust account	—	(250,000,000)
Net cash used in investing activity	—	(250,000,000)

Cash flows from financing activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from issuance of Private Placement Warrants	—	7,000,000
Proceeds from sale of Units, net of offering costs	—	244,753,807
Net cash provided by financing activities	—	251,778,807

Net change in cash	(441,725)	1,527,662
Cash, beginning of the period	1,527,662	—
Cash, end of the period	$1,085,937	$1,527,662

Supplemental disclosure of cash flow information:
Deferred offering costs included in deferred legal fees	$—	$640,067

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

The Company is an emerging growth company and, as such, the Company is subject to all the risks associated with emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through December 31, 2021, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

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

A description of the Company’s offering costs in connection with the IPO are further described in Note 2.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Public Offering and Private Placement Warrants, although substantially all the net proceeds are intended to be applied generally toward consummating a Business Combination. Because the Company’s securities are listed on the New York Stock Exchange (the “NYSE”), the Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Public Offering, including a portion of the proceeds of the Private Placement Warrants, will be held in a Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their marketing fee (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
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

Liquidity, Going Concern, and Capital Resources

As of December 31, 2021, the Company had cash of $1,085,937, and a working capital deficiency of $(1,127,084).

If the estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, in addition to the access to the Working Capital Loans (as defined below in Note 5), the Company may need to obtain other financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of the public shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete the Business Combination because the Company does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company plans to complete a Business Combination by October 6, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021, and 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2021, and 2020, the assets held in the Trust Account were invested in money market funds that invest solely in U.S. treasuries.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
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

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by the market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, and accounts payable are estimated to approximate the carrying values for the year ended December 31, 2021, and 2020, due to the short maturities of such instruments.

The Company’s warrant liabilities are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of December 31, 2021, and 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 25,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets as of December 31, 2021, and 2020.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
Net Income (Loss) Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings (loss) per share for the year ended December 31, 2021, and 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Year Ended December 31, 2021		For the Period from July 27, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$7,671,818	$1,917,955	$(1,583,547)	$(718,967)
Denominator:
Weighted average shares outstanding	25,000,000	6,250,000	13,765,823	6,250,000
Basic and diluted net income (loss) per share	$0.31	$0.31	$(0.12)	$(0.12)

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs incurred in connection with the preparation for the Public Offering. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs allocated to warrant liabilities are expensed and offering costs allocated to the Class A common stock are charged to temporary equity.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the years ended December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
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

Upon the closing of the Public Offering and Private Placement, $250 million ($10.00 per Unit) of the net proceeds was placed in a trust account (“Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from October 6, 2020 (the “Combination Period”), the closing date of the Public Offering.

All the 25,000,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Class A common stock is subject to the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021 and 2020 the contingently redeemable Class A common stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$250,000,000
Less:
Proceeds allocated to Public Warrants	(12,538,750)
Common stock issuance costs	(5,591,035)
Plus:
Accretion of carrying value to redemption value	18,129,785
Contingently redeemable Class A common stock	$250,000,000

Warrants

As of December 31, 2021 and 2020, there were 19,500,000 warrants outstanding, including 12,500,000 public warrants (the “Public Warrants”) and 7,000,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
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

The exercise price and number of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. If the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a newly issued price of less than $9.20 per share of common stock, then the exercise price of the warrants will be adjusted to be equal to 115% of the newly issued price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. In such a situation, the warrants would expire worthless.

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

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
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

Promissory Notes — Related Parties

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrant. As of December 31, 2021, and 2020, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has agreed, commencing on October 1, 2020, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from July 27, 2020 (inception) through December 31, 2021, the Company has not been invoiced nor has it paid any fees for these services.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS

Warrant Liabilities

At December 31, 2021, and 2020, the Company’s warrant liabilities were valued at $9,711,500 and $21,370,200, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market funds held in Trust Account	$250,021,058	$250,021,058	$—	$—
	$250,021,058	$250,021,058	$—	$—
Liabilities:
Warrant Liabilities—Public Warrants	$6,250,000	$6,250,000	$—	$—
Warrant Liabilities—Private Placement Warrants	3,461,500	—	—	3,461,500
	$9,711,500	$6,250,000	$—	$3,461,500

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market funds held in Trust Account	$250,004,549	$250,004,549	$—	$—
	$250,004,549	$250,004,549	$—	$—
Liabilities:
Warrant Liabilities—Public Warrants	$13,750,000	$13,750,000	$—	$—
Warrant Liabilities—Private Placement Warrants	7,620,200	—	—	7,620,200
	$21,370,200	$13,750,000	$—	$7,620,200

The following table sets forth a summary of the changes in the fair value of the warrant liabilities for the period from July 27, 2020 (inception) through December 31, 2020:

	Public Warrant Liabilities	Private Placement Warrant Liabilities	Total Warrant Liabilities
Fair value as of July 27, 2020 (Inception)	$—	$—	$—
Initial fair value of warrant liabilities upon issuance at October 6, 2020 (initial measurement)	12,538,750	7,000,000	19,538,750
Revaluation of warrant liabilities included in other income within the statement of operations for the period from October 6, 2020 (initial measurement) through December 31, 2020	1,211,250	620,200	1,831,450
Fair value as of December 31, 2020	$13,750,000	$7,620,200	$21,370,200

The following table sets forth a summary of the changes in the fair value of the warrant liabilities for the year ended December 31, 2021:

	Public Warrant Liabilities	Private Placement Warrant Liabilities	Warrant Liabilities
Fair value as of January 1, 2021	$13,750,000	$7,620,200	$21,370,200
Revaluation of warrant liabilities included in other income within the statement of operations for the year ended December 31, 2021	(7,500,000)	(4,158,700)	(11,658,700)
Fair value as of December 31, 2021	$6,250,000	$3,461,500	$9,711,500

The Private Placement Warrants were initially valued at purchase price, since the Company noted that the Private Placement Warrants were purchased substantially concurrently with the consummation of the IPO on the Valuation Date, providing a robust indication of fair value given the transaction in the Private Placement Warrants occurred on or about the Valuation Date. At December 31, 2021 and 2020, the Private Placement Warrants were valued using a Monte Carlo Model. The Private Placement Warrants are considered to be a Level 3 fair value measurement due to the use of unobservable inputs. The Monte Carlo Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of December 31, 2021 and 2020, was derived from the historical volatility of similar SPACs at a similar stage in their life cycle.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
A Monte Carlo Simulation Method was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value as of each relevant date.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement as of December 31, 2020, was $13,750,000 which was determined based on the then current trading price of the Public Warrants.

There were no transfers between levels during the year ended December 31, 2021.

The Public Warrants were valued at their market prices of $0.50 and $1.10 per warrant as of December 31, 2021, and 2020, respectively. The key inputs into the Monte Carlo simulation for the Private Placement Warrants were as follows:

Input	December 31, 2021	December 31, 2020
Stock price	$9.80	$10.08
Exercise price	$11.50	$11.50
Risk free rate	1.22%	0.93%
Trading days per year	252	252
Annual volatility	10.50%	15.0%
Time to exercise (years)	4.50	5.50

The following table provides a reconciliation of changes in the fair value balance for warrants classified as Level 3 from October 6, 2020 (inception) to December 31, 2020 and for the year ended December 31, 2021:

Warrant Liabilities
Beginning balance	$—
Initial classification of Public Warrants at fair value on October 6, 2020	12,538,750
Public Warrants reclassified to level 1 (1)	(13,750,000)
Change in fair value	1,211,250
Private Warrants reclassified to Level 3 (1)	7,000,000
Change in fair value	620,200
Fair value at December 31, 2020	$7,620,200

(1) Assumes the Public Warrants and Private Warrants were reclassified on December 31, 2020.

Warrant Liabilities
Beginning balance	$7,620,200
Transfers to/(from) Level 3	—
Revaluation of warrant liabilities included in other income within the statement of operations for the year ended December 31, 2021	(4,158,700)
Fair value as of December 31, 2021	$3,461,500

The Company’s use of models required the use of subjective assumptions:

•
The expected term was determined to be 4.5 years assuming the Company takes twelve months after the valuation date to complete a business combination. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•
The expected volatility assumption was based on the implied volatility from a set of comparable publicly traded warrants as determined based on the size and proximity of other similar SPACs at a similar stage in their life cycle. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
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

Underwriting Agreement

The Company granted the underwriters a 45-day option beginning October 6, 2020, to purchase up to an additional 3,750,000 units to cover over-allotments, if any. On November 16, 2020, the over-allotment option was terminated.

On October 6, 2020, the underwriters were paid a cash underwriting fee of $5,000,000, which constituted 2% of the gross proceeds of the Public Offering.

Business Combination Marketing Agreement

The Company has engaged the underwriters as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters a cash fee for such services, yet to be performed, upon the consummation of a Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Public Offering, including any proceeds from the full or partial exercise of the over-allotment option.

Deferred legal fees

The Company obtained legal advisory services in connection with, and subsequent to, the Public Offering and agreed to pay approximately $2,115,147 and $640,067 as of December 31, 2021, and 2020, respectively, of their fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the accompanying balance sheets. Such fees will not be paid in the event the Company does not complete an initial Business Combination.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of December 31, 2021, and 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of December 31, 2021, and 2020, there were 25,000,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
Class B Common Stock — The Company is authorized to issue a total of 30,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Company’s Class B common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of December 31, 2021, and 2020, there were 6,250,000 shares of Class B common stock issued and outstanding. The Class B common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis.

Only holders of the Founder Shares will have the right to elect all the Company’s directors prior to the initial Business Combination. Otherwise, holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law or the applicable rules of the NYSE then in effect.

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

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/startup expenses	$409,159	$17,734
Federal net operating loss	62,242	19,192
Total deferred tax asset	471,401	36,926
Valuation allowance	(471,401)	(36,926)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	For the Year Ended December 31, 2021	For the Period from July 27, 2020 (inception) through December 31, 2020
Federal
Current	$—	$—
Deferred	434,475	36,926

State
Current	—	—
Deferred	—	—
Change in valuation allowance	(434,475)	(36,926)
Income tax provision	$—	$—

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
As of December 31, 2021 and 2020, the Company has $205,000 and $91,389, respectively, of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, and for the period from July 27, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $434,475 and $36,926, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2021	For the Period from July 27, 2020 (inception) through December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	(25.5)%	0.00%
Change in valuation allowance	4.5%	(21.0)%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to April 7, 2022, the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the financial statements.

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

(3) Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 25, 2021 and incorporated by reference herein.

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
Date: April 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ashok Nayyar	Chief Executive Officer, Chairman	April 7, 2022
Ashok Nayyar	(Principal Executive Officer)

/s/ Barry Best	Chief Financial Officer	April 7, 2022
Barry Best	(Principal Financial Officer)

/s/ Purvang Desai	Chief Accounting Officer	April 7, 2022
Purvang Desai	(Principal Accounting Officer)

/s/ James Dubin	Director	April 7, 2022
James Dubin

/s/ Thomas Neff	Director	April 7, 2022
Thomas Neff

/s/ Robert Halmi	Director	April 7, 2022
Robert Halmi

/s/ Mark Field	Director	April 7, 2022
Mark Field