Form 10-Q
period 2022-03-31
Atlantic Avenue Acquisition Corp
filed 2022-05-16
CIK 1819510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2022

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

As of May 13, 2022, 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

ATLANTIC AVENUE ACQUISITION CORP

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ATLANTIC AVENUE ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Current assets
Cash	$939,236	$1,085,937
Prepaid expenses	67,575	102,713
Total current assets	1,006,811	1,188,650
Investments held in Trust Account	250,037,196	250,021,058
Total Assets	$251,044,007	$251,209,708

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$208,935	$200,587
Deferred legal fees	2,229,648	2,115,147
Total current liabilities	2,438,583	2,315,734
Warrant liabilities	4,095,000	9,711,500
Total Liabilities	6,533,583	12,027,234

Commitments and Contingencies

Redeemable Common Stock
Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	250,000,000	250,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding, excluding 25,000,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(5,490,201)	(10,818,151)
Total Stockholders’ Deficit	(5,489,576)	(10,817,526)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$251,044,007	$251,209,708

The accompanying notes are an integral part of these condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Formation and operating costs	$304,713	$93,283
Loss from operations	(304,713)	(93,283)

Other income
Interest income	16,163	3,730
Unrealized gain on change in fair value of warrants	5,616,500	6,959,800
Total other income	5,632,663	6,963,530

Net income	$5,327,950	$6,870,247

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,000,000	25,000,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.17	$0.22

Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	6,250,000
Basic and diluted net income per share, Class B common stock	$0.17	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	6,250,000	$625	$—	$(10,818,151)	$(10,817,526)
Net income	—	—	—	—	—	5,327,950	5,327,950
Balance as of March 31, 2022 (unaudited)	—	$—	6,250,000	$625	$—	$(5,490,201)	$(5,489,576)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	6,250,000	$625	$—	$(20,407,924)	$(20,407,299)
Net income	—	—	—	—	—	6,870,247	6,870,247
Balance as of March 31, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(13,537,677)	$(13,537,052)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income	$5,327,950	$6,870,247
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(16,138)	(3,693)
Gain on change in fair value of warrants	(5,616,500)	(6,959,800)
Changes in operating assets and current liabilities:
Prepaid expenses	35,138	39,825
Accounts payable and accrued expenses	8,348	(36,209)
Deferred legal fees	114,501
Net cash used in operating activities	(146,701)	(89,630)

Net change in cash	(146,701)	(89,630)
Cash, beginning of the period	1,085,937	1,527,662
Cash, end of the period	$939,236	$1,438,032

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through March 31, 2022, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

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

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
Liquidity, Going Concern, and Capital Resources

As of March 31, 2022, the Company had cash of $939,236, and a working capital deficiency of $1,431,772.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 7, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds that invest solely in U.S. treasuries.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, except for warrant liabilities. The fair values of cash, prepaid expenses, and accounts payable and accrued expenses are estimated to approximate the carrying as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and March 31, 2021, due to the short maturities of such instruments.

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

Beginning with the quarter ended March 31, 2022, the Private Placement Warrants were reclassified from Level 3 to Level 2, due to certain provisions in the warrant agreement. As of March 31, 2022, the Company used the quoted market price as the fair value of the Public Warrants and the Private Placement Warrants.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 25,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets as of March 31, 2022 and December 31, 2021.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS

Net Income Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,262,360	1,065,590	$5,496,198	$1,374,049
Denominator:
Weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income per share	$0.17	0.17	$0.22	$0.22

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States of America is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the three months ended March 31, 2022 and March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

As of March 31, 2022 and December 31, 2021, the contingently redeemable Class A common stock reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$250,000,000
Less:
Proceeds allocated to Public Warrants	(12,538,750)
Common stock issuance costs	(5,591,035)
Plus:
Accretion of carrying value to redemption value	18,129,785
Contingently redeemable Class A common stock	$250,000,000

Warrants

As of March 31, 2022 and December 31, 2021, there were 19,500,000 warrants outstanding, including 12,500,000 public warrants (the “Public Warrants”) and 7,000,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

The Company borrowed $183,143 under the promissory notes and repaid the amount in full on the consummation of the IPO, at which time the promissory notes matured. The loan was repaid out of the offering proceeds not held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory notes, and since they have matured, the Company may not borrow pursuant to them.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrant. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has agreed, commencing on October 1, 2020, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and March 31, 2021, the Company has not been invoiced nor has it paid any fees for these services.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS

Warrant Liabilities

At March 31, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $4,095,000 and $9,711,500, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market funds held in Trust Account	$250,037,196	$250,037,196	$—	$—
	$250,037,196	$250,037,196	$—	$—
Liabilities:
Warrant Liabilities—Public Warrants	$2,625,000	$2,625,000	$—	$—
Warrant Liabilities—Private Placement Warrants	1,470,000	—	1,470,000	—
	$4,095,000	$2,625,000	$1,470,000	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market funds held in Trust Account	$250,021,058	$250,021,058	$—	$—
	$250,021,058	$250,021,058	$—	$—
Liabilities:
Warrant Liabilities—Public Warrants	$6,250,000	$6,250,000	$—	$—
Warrant Liabilities—Private Placement Warrants	3,461,500	—	—	3,461,500
	$9,711,500	$6,250,000	$—	$3,461,500

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
The following table sets forth a summary of the fair value of the private placement warrant liabilities for the three months ended March 31, 2022:

Private Placement Warrant Liabilities
Fair value as of December 31, 2021	$3,461,500
Revaluation of warrant liabilities included in other income within the unaudited condensed statement of operations for the three months ended March 31, 2022	(1,991,500)
Fair value as of March 31, 2022	$1,470,000

The following table sets forth a summary of the changes in the fair value of the private placement warrant liabilities for the three months ended March 31, 2021:

Private Placement Warrant Liabilities
Fair value as of December 31, 2020	$7,620,200
Revaluation of warrant liabilities included in other income within the unaudited condensed statement of operations for the three months ended March 31, 2021	(2,459,800)
Fair value as of March 31, 2021	$5,160,400

The Private Placement Warrants were initially valued at purchase price, since the Company noted that the Private Placement Warrants were purchased substantially concurrently with the consummation of the IPO on the Valuation Date, providing a robust indication of fair value given the transaction in the Private Placement Warrants occurred on or about the Valuation Date. At December 31, 2021, the Private Placement Warrants were valued using a Monte Carlo Model. The Private Placement Warrants were considered to be a Level 3 fair value measurement due to the use of unobservable inputs. The Monte Carlo Model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of December 31, 2021 was derived from the historical volatility of similar special purpose acquisition companies (“SPACs”) at a similar stage in their life cycle.

The key inputs into the Monte Carlo simulation for the Private Placement Warrants were as follows:

Input	December 31, 2021
Stock price	$9.80
Exercise price	$11.50
Risk free rate	1.22%
Annual volatility	10.50%
Time to exercise (years)	4.50

Beginning with the quarter ended March 31, 2022, the Private Placement Warrants were reclassified from Level 3 to Level 2, due to certain provisions in the warrant agreement. As of March 31, 2022, the Company used the quoted market price of the Public Warrants as the fair value of the Public Warrants and the Private Placement Warrants.

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

There were no transfers between levels during the three months ended March 31, 2021.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

The following table provides a reconciliation of changes in the fair value balance for warrants classified as Level 3 for the three months ended March 31, 2022:

Beginning Balance	$3,461,500
Revaluation of warrant liabilities included in other income within the statement of operations for the three months ended March 31, 2022	(1,991,500)
Transfer to Level 2	(1,470,000)
Fair value of Level 3 as of March 31, 2022	$—

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

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Deferred Legal Fees

The Company obtained legal advisory services in connection with, and subsequent to, the Public Offering and agreed to pay $2,229,648 and $2,115,147 as of March 31, 2022 and December 31, 2021, respectively, of their fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the accompanying condensed balance sheets. Such fees will not be paid in the event the Company does not complete an initial Business Combination.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of March 31, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 30,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Company’s Class B common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of March 31, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding. The Class B common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis.

Only holders of the Founder Shares will have the right to elect all the Company’s directors prior to the initial Business Combination. Otherwise, holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law or the applicable rules of the NYSE then in effect.

ATLANTIC AVENUE ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to through the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.

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

Overview

We are a recently incorporated blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our Business Combination. We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.

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

As of March 31, 2022, we held cash of $939,236 and deferred legal fees of $2,229,648. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our Business Combination will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of $1,865,750, which consisted of $16,163 in interest earned on marketable securities held in the Trust Account and cash held in the working capital account, and $2,154,300 in unrealized gain on change in fair value of warrants, offset by $304,713 in formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $939,236, and a working capital deficit of $1,431,772.

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

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets at March 31, 2022 and December 31, 2020, respectively.

Net Income Per Common Share

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro-rata between the two classes of shares. The potential common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common stock for the periods.

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

We issued 12,500,00 warrants to purchase shares of Class A common stock to investors in our Initial Public Offering and issued 7,000,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The private placement warrants were initially valued at their purchase price ($1.00 per warrant). Their value as of March 31, 2022 was assumed to be the same, on a per warrant basis, as the Public Warrants. The Public Warrants were initially valued using a Monte Carlo Simulation. Their value as of March 31, 2022 was determined based on the closing market price of the Public Warrants as of that date.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, our management performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex financial instruments. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the Securities Exchange Commission (the “SEC”) on April 7, 2022. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 7, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is our Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination within the 24 months following ; and (iii) absent our Business Combination, our return of the funds held in the trust account to our public stockholders as part of a redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, more than 18 months have passed since our registration statement for our Initial Public Offering was declared effective and we do not currently have an agreement in place with a target for a Business Combination. Accordingly, we may not be able to complete a Business Combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our Business Combination. If we are unable to complete our Business Combination within the 24-month period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our Business Combination within the required period.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

ATLANTIC AVENUE ACQUISITION CORP

Date: May 16, 2022	By:	/s/ Ashok Nayyar
Ashok Nayyar
Chief Executive Officer (Principal Executive Officer)

ATLANTIC AVENUE ACQUISITION CORP

Date: May 16, 2022	By:	/s/ Barry Best
Barry Best
Chief Financial Officer (Principal Financial Officer)