Form 10-Q
period 2022-06-30
Atlantic Avenue Acquisition Corp
filed 2022-08-15
CIK 1819510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2022

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

As of August 8, 2022, 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ATLANTIC AVENUE ACQUISITION CORP

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ATLANTIC AVENUE ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Current assets
Cash	$647,547	$1,085,937
Prepaid expenses	32,048	102,713
Total current assets	679,595	1,188,650
Investments held in Trust Account	250,364,705	250,021,058
Total Assets	$251,044,300	$251,209,708

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$25,695	$200,587
Deferred legal fees	2,320,329	2,115,147
Taxes payable	10,233	—
Total current liabilities	2,356,257	2,315,734
Warrant liabilities	1,560,000	9,711,500
Total Liabilities	3,916,257	12,027,234

Commitments and Contingencies

Redeemable Common Stock
Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares at approximately $10.00 per share redemption value at June 30, 2022 and December 31, 2021	250,000,000	250,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding, excluding 25,000,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 6,250,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(2,872,582)	(10,818,151)
Total Stockholders’ Deficit	(2,871,957)	(10,817,526)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$251,044,300	$251,209,708

The accompanying notes are an integral part of these condensed financial statements

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$234,657	$308,932	$539,345	$402,178
Loss from operations	(234,657)	(308,932)	(539,345)	(402,178)

Other income (expense):
Interest earned on investments held in trust	327,509	3,734	343,647	7,427
Unrealized gain (loss) on change in fair value of warrants	2,535,000	(2,732,800)	8,151,500	4,227,000
Total other income (expense)	2,862,509	(2,729,066)	8,495,147	4,234,427

Provision for income taxes	(10,233)	—	(10,233)	—

Net Income (Loss)	$2,617,619	$(3,037,998)	$7,945,569	$3,832,249

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.08	$(0.10)	$0.25	$0.12
Basic and diluted weighted average shares outstanding, Class B common stock	6,250,000	6,250,000	6,250,000	6,250,000
Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.10)	$0.25	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	6,250,000	$625	$—	$(10,818,151)	$(10,817,526)
Net income	—	—	—	—	—	5,327,950	5,327,950
Balance as of March 31, 2022 (unaudited)	—	—	6,250,000	625	—	(5,490,201)	(5,489,576)
Net income	—	—	—	—	—	2,617,619	2,617,619
Balance as of June 30, 2022 (unaudited)	—	$—	6,250,000	$625	$—	$(2,872,582)	$(2,871,957)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	6,250,000	$625	$—	$(20,407,924)	$(20,407,299)
Net income	—	—	—	—	—	6,870,247	6,870,247
Balance as of March 31, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(13,537,677)	$(13,537,052)
Net loss	—	—	—	—	—	(3,037,998)	(3,037,998)
Balance as of June 30, 2021 (unaudited)	—	$—	6,250,000	$625	$—	$(16,575,675)	$(16,575,050)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

ATLANTIC AVENUE ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$7,945,569	$3,832,249
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(343,647)	(7,427)
Unrealized gain on change in fair value of warrants	(8,151,500)	(4,227,000)
Changes in operating assets and liabilities:
Prepaid expenses	70,665	78,514
Accounts payable and accrued expenses	(174,892)
Taxes Payable	10,233
Deferred legal fees	205,182	(13,138)
Net cash used in operating activities	(438,390)	(336,802)

Net Change in Cash	(438,390)	(336,802)
Cash, beginning of the period	1,085,937	1,527,662
Cash, end of period	$647,547	$1,190,861

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through June 30, 2022, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

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

Liquidity, Going Concern, and Capital Resources
As of June 30, 2022, the Company had cash of $647,547, and a working capital deficiency of $1,676,662.

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

Based on the foregoing and the deferral of legal fees until the close of a business combination, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company plans to complete a Business Combination. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 7, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds that invest solely in U.S. treasuries.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, except for warrant liabilities. The fair values of cash, prepaid expenses, and accounts payable and accrued expenses are estimated to approximate the carrying as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and June 30, 2021, due to the short maturities of such instruments.

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

Beginning with the three month period ended March 31, 2022, the Private Placement Warrants were reclassified from Level 3 to Level 2, due to certain provisions in the warrant agreement. As of June 30, 2022, the Company used the quoted market price of the Public Warrants as the fair value per warrant of both the Public Warrants and the Private Placement Warrants.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 25,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets as of June 30, 2022 and December 31, 2021.

Net Income (Loss) Per Common Share
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The potential common stock for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Class A common stock subject to possible redemption
Numerator:
Net income (loss) allocable to Class A common stock	$2,094,095	$(2,430,398)	$6,356,455	$3,065,745
Denominator:
Weighted Average Class A common stock
Basic and Diluted weighted average shares outstanding, Class A common stock	25,000,000	25,000,000	25,000,000	25,000,000
Basic and Diluted net income (loss) per share, Class A common stock	$0.08	$(0.10)	$0.25	$0.12

Class B common stock
Numerator:
Net income (loss) allocable to Class B common stock	$523,524	$(607,600)	$1,589,114	$766,436
Denominator:
Weighted Average Class B common stock
Basic and Diluted weighted average shares outstanding, Class B common stock	6,250,000	6,250,000	6,250,000	6,250,000
Basic and Diluted net income (loss) per share, Class B common stock	$0.08	$(0.10)	$0.25	$0.12

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

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5.  The Company’s effective tax rate was 0.39% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0.13% and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, primarily due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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
All 25,000,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.
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

As of June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$250,000,000
Less:
Proceeds allocated to Public Warrants	(12,538,750)
Common stock issuance costs	(5,591,035)
Plus:
Accretion of carrying value to redemption value	18,129,785
Class A common stock subject to possible redemption	$250,000,000

Warrants

As of June 30, 2022 and December 31, 2021, there were 19,500,000 warrants outstanding, including 12,500,000 public warrants (the “Public Warrants”) and 7,000,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A common stock, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Promissory Notes — Related Parties

The Sponsor and ASA Co-Investment agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the Public Offering (the Sponsor up to $182,143 and ASA Co-Investment up to $117,857). The promissory notes were non-interest bearing, unsecured, and due on the earlier of September 30, 2021 and the closing of the Public Offering.

The Company borrowed $183,143 under the promissory notes and repaid the amount in full on the consummation of the IPO, at which time the promissory notes matured. The loan was repaid out of the offering proceeds not held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the promissory notes, and since they have matured, the Company may not borrow pursuant to them.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrant. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Services Agreement

The Company has agreed, commencing on October 1, 2020, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. For three and six months ended June 30, 2022 and June 30, 2021, the Company has not been invoiced nor has it paid any fees for these services.

NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS

Warrant Liabilities

At June 30, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $1,560,000 and $9,711,500, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheets at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

Recurring Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market funds held in Trust Account	$250,364,705	$250,364,705	$—	$—
	$250,364,705	$250,364,705	$—	$—
Liabilities:
Warrant Liabilities—Public Warrants	$1,000,000	$1,000,000	$—	$—
Warrant Liabilities—Private Placement Warrants	560,000	—	560,000	—
	$1,560,000	$1,000,000	$560,000	$—

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money Market funds held in Trust Account	$250,021,058	$250,021,058	$—	$—
	$250,021,058	$250,021,058	$—	$—
Liabilities:
Warrant Liabilities—Public Warrants	$6,250,000	$6,250,000	$—	$—
Warrant Liabilities—Private Placement Warrants	3,461,500	—	—	3,461,500
	$9,711,500	$6,250,000	$—	$3,461,500

The following table sets forth a summary of the fair value of the private placement warrant liabilities for the three and six months ended June 30, 2022:

Private Placement Warrant Liabilities
Fair value as of December 31, 2021	$3,461,500
Revaluation of warrant liabilities included in other income within the unaudited condensed statement of operations for the three months ended March 31, 2022	(1,991,500)
Fair value as of March 31, 2022	$1,470,000
Revaluation of warrant liabilities included in other income within the unaudited condensed statement of operations for the three months ended June 30, 2022	(910,000)
Fair value as of June 30, 2022	$560,000

The following table sets forth a summary of the changes in the fair value of the private placement warrant liabilities for the three and six months ended June 30, 2021:

Private Placement Warrant Liabilities
Fair value as of December 31, 2020	$7,620,200
Revaluation of warrant liabilities included in other income within the unaudited condensed statement of operations for the three months ended March 31, 2021	(2,459,800)
Fair value as of March 31, 2021	$5,160,400
Revaluation of warrant liabilities included in other income within the unaudited condensed statement of operations for the three months ended June 30, 2021	982,800
Fair value as of June 30, 2021	$6,143,200

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

Beginning with the quarter ended March 31, 2022, the Private Placement Warrants were reclassified from Level 3 to Level 2, due to certain provisions in the warrant agreement. As of June 30, 2022, the Company used the quoted market price of the Public Warrants as the fair value per warrant of both the Public Warrants and the Private Placement Warrants.

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

There were no transfers between levels during the three and six months ended June 30, 2021.

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

•	The Company was assumed not to be a dividend payer as it has not paid dividends in its history, nor does it intend to.
•	The risk-free rate was assumed to be the yield at the end of the period on the five-year treasury note.

The following table provides a reconciliation of changes in the fair value balance for warrants classified as Level 3 for the six months ended June 30, 2022:

Beginning Balance	$3,461,500
Revaluation of warrant liabilities included in other income within the statement of operations for the three months ended March 31, 2022	(1,991,500)
Transfer to Level 2	(1,470,000)
Fair value as of March 31, 2022 and June 30, 2022	$—

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

Business Combination Marketing Agreement

The Company has engaged the underwriters as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters a cash fee for such services, yet to be performed, upon the consummation of a Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Public Offering.

Deferred Legal Fees

The Company obtained legal advisory services in connection with, and subsequent to, the Public Offering and agreed to pay $2,320,329 and $2,115,147 as of June 30, 2022 and December 31, 2021, respectively, of their fees upon the consummation of the initial Business Combination, which was recorded as deferred legal fees in the accompanying condensed balance sheets. Such fees will not be paid in the event the Company does not complete an initial Business Combination.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 300,000,000 shares of Class A common stock at par value of $0.0001 each. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of June 30, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and recorded in temporary equity.

Class B Common Stock — The Company is authorized to issue a total of 30,000,000 shares of Class B common stock at par value of $0.0001 each. Holders of the Company’s Class B common stock are entitled to one vote for each share on each matter on which they are entitled to vote. As of June 30, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding. The Class B common stock will automatically convert into Class A common stock at the time of the consummation of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

As of June 30, 2022, we held cash of $647,547 and deferred legal fees of $2,320,329. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our Business Combination will be successful.

Results of Operations

Our entire activity from inception to June 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net income of $2,617,619, which consisted of $327,509 of interest earned on marketable securities held in the Trust Account, $2,535,000 in gain on change in fair value of warrants, offset by $234,657 in formation and operating costs provision for income tax of $10,233.

For the three months ended June 30, 2021, we had net loss of $3,037,998, which consisted of $3,734 of interest earned on marketable securities held in the Trust Account, $2,732,800 in loss on change in fair value of warrants, offset by $308,932 in formation and operating costs.

For the six months ended June 30, 2022, we had net income of $7,945,569, which consisted of $343,647 of interest earned on marketable securities held in the Trust Account, $8,151,500 in gain on change in fair value of warrants, offset by $539,345 in formation and operating costs and provision for income tax of $10,233.

For the six months ended June 30, 2021, we had net income $3,832,249, which consisted of $7,427 of interest earned on marketable securities held in the Trust Account and $4,227,000 in gain on change in fair value of warrants, offset by $402,178 in formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $647,547, and a working capital deficit of $1,676,662.

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

In connection with our assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to complete a Business Combination by October 6, 2022, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 6, 2022.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 25,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets at June 30, 2022 and December 31, 2021, respectively.

Net Income (Loss) Per Common Share

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro-rata between the two classes of shares. The potential common stock for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income(loss) per common share is the same as basic net income (loss) per common stock for the periods.

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

We issued 12,500,00 warrants to purchase shares of Class A common stock to investors in our Initial Public Offering and issued 7,000,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The private placement warrants were initially valued at their purchase price ($1.00 per warrant). Their value as of June 30, 2022 was assumed to be the same, on a per warrant basis, as the Public Warrants. The Public Warrants were initially valued using a Monte Carlo Simulation. Their value as of June 30, 2022 was determined based on the closing market price of the Public Warrants as of that date.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

ATLANTIC AVENUE ACQUISITION CORP

Date: August 15, 2022	By:	/s/ Ashok Nayyar
Ashok Nayyar
Chief Executive Officer (Principal Executive Officer)

ATLANTIC AVENUE ACQUISITION CORP

Date: August 15, 2022	By:	/s/ Barry Best
Barry Best
Chief Financial Officer (Principal Financial Officer)